Form 10-K
period 1993-12-31
VANGUARD REAL ESTATE FUND I /MA/
filed 1994-03-30
CIK 801124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
                Annual Report Pursuant To Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

For the Fiscal Year Ended                                Commission File Number
December 31, 1993                                                   0-16785



VANGUARD REAL ESTATE FUND I, A Sales-Commission-Free Income Properties Fund (Exact Name of Registrant as specified in its charter)

Massachusetts                                                        23-6861048
(State or other jurisdiction of                                   (IRS Employer
 incorporation or organization)                             Identification No.)

Vanguard Financial Center, Malvern, PA                                    19355
(Address of principal executive offices)                             (Zip Code)

                                   610-669-1000
               (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      Shares of
                                                                 Beneficial
                                                                 Interest, no
                                                                 par value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days   YES   X   NO     .

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. YES  X   NO    .

     The aggregate market value of the registrant's outstanding shares of beneficial interest held by non-affiliates on February 28, 1994 was $85,404,830 based upon the last sale price of the shares on February 28, 1994.

     As of February 28, 1994, 11,019,978 shares of beneficial interest were outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for fiscal
year ended December 31, 1993                             Part II (Items 6-8)

Portions of the definitive Proxy Statement,
to be filed pursuant to Regulation 14A, to be
issued in connection with the Annual Meeting of
Shareholders to be held on April 22, 1994                Part III (Items 10-13)

                                      INDEX



ITEM NO.                                                                  PAGE
NO.

Cover Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . -
Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

PART I

1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . 9

PART II

5.   Market for Registrant's Common Equity and Related
     Shareholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . 9
6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . .11
7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . . .11
8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . .11
9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . .11

PART III

10.  Directors and Executive Officers of the Registrant. . . . . . . . . . .11
11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . .11
12.  Security Ownership of Certain Beneficial Owners
     and Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
13.  Certain Relationships and Related Transactions. . . . . . . . . . . . .11

PART IV

14.  Exhibits, Financial Statement Schedules and Reports
     on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12
     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .34
     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . .35
     Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36-58

                                      PART I


Item 1. Business
- ----------------

     Vanguard Real Estate Fund I, A Sales-Commission-Free Income Properties Fund (the "Fund"), was organized on September 10, 1986 as a Massachusetts business trust and intends to continue to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Fund has a finite life and intends to commence the liquidation of its remaining real estate investments over the next five years, market conditions permitting. In addition, the Fund is precluded from making any additional real estate investments. The Fund has no employees.

     Pursuant to a Services Agreement dated December 23, 1986 (the "Services Agreement") between the Fund and The Vanguard Group, Inc. (the "Sponsor"), the Sponsor has been retained to provide administrative services for the Fund, including the maintenance of financial records, oversight of the performance of outside service providers and the preparation and distribution of communications to shareholders, etc., and to supervise its day-to-day business affairs. Pursuant to an Advisory Agreement dated December 23, 1986 (the "Advisory Agreement") between the Fund and Aldrich, Eastman & Waltch, Inc. (the "Adviser"), the Adviser has been retained to advise the Fund in connection with the evaluation, selection, management and disposition of its real estate investments. For additional information concerning the Sponsor, the Adviser, the Services Agreement and the Advisory Agreement, see Item 8, Financial Statements and Supplementary Data - Notes to Financial Statements, and Item 13, Certain Relationships and Related Transactions.

     The Fund's business consists of holding investments primarily in income-producing real properties and mortgage loans that offer the potential to achieve the following investment objectives:

       (i)     to preserve and protect shareholders' capital;
      (ii) to provide shareholders with current income in the form of quarterly cash distributions and to provide growth of income over the remaining life of the Fund; and
     (iii) to provide long-term growth through appreciation in the value of the Fund's real estate investments.

     In order to achieve these objectives, the Fund has invested, through direct ownership or shared-appreciation mortgages, in five existing income-producing properties or portfolios of properties, including one portfolio of three office buildings, two shopping centers, a portfolio of warehouses and industrial properties, and one apartment complex. The Adviser believes that the Fund's investments are diversified by both type of investment and geographic location.

     As of February 28, 1994, the Fund had invested approximately $75 million in real estate assets, of which $44 million (59%) consisted of real estate owned directly, $29 million (39%) consisted of mortgage loan investments - including $17 million (23%) considered to be in-substance foreclosed assets and $2 million (2%) consisted of marketable securities.

     The Fund has elected to be treated as a REIT under the Code. The Fund intends to invest and operate in a manner that will continue to maintain its qualification as a REIT.

     The Fund's real estate investments are subject to competition from existing commercial, industrial, and residential properties and will be subject to competition from properties that are developed in the future. The REIT provisions of the Code impose certain financial, investment and operational restrictions that are not applicable to competing entities that are not REITs.

     For additional information regarding the Fund's investments, operations, and other significant events, see Item 2, Properties, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Item 8, Financial Statements and Supplementary Data.

     The following table sets forth the names and positions with the Fund of the executive officers of the Fund:

                    NAME           AGE       POSITIONS
               ------------------  ---       ---------------------------------
               John C. Bogle        65       Trustee and Chairman of the Board
               John J. Brennan      39       President
               Ralph K. Packard     49       Vice President and Controller
               Richard F. Hyland    57       Treasurer
               Raymond J. Klapinsky 55       Secretary

     All executive officers of the Fund also serve as executive officers of Vanguard Real Estate Fund II, A Sales-Commission-Free Income Properties Fund ("VREFII"). All executive officers of the Fund, with the exceptions of Mr. Packard, who was elected as an officer of the Fund in May 1988, and Mr. Klapinsky, who was elected as an officer of the Fund in May 1989, have served since the Fund's inception. Under the Fund's Declaration of Trust, the officers of the Fund serve at the pleasure of the Trustees. There are no family relationships between any Trustee or executive officer.

     Mr. Bogle is Chairman and Chief Executive Officer of the Fund, The Vanguard Group, Inc. (the Sponsor of the Fund) and each of the investment companies in The Vanguard Group. Mr. Bogle has served in such capacities during each of the past eight years. Mr. Bogle also serves as a Director of The Mead Corporation and General Accident Insurance Companies.

     Mr. Brennan is President of The Vanguard Group, Inc. and has served in such capacity since May 1989. Mr. Brennan also serves as a Director (Trustee) of The Vanguard Group, Inc., and each of the investment companies in The Vanguard Group. Mr. Brennan served as Executive Vice President and Chief Financial Officer of The Vanguard Group, Inc. from July 1986 to May 1989. Mr. Brennan served as Senior Vice President and Chief Financial Officer of The Vanguard Group, Inc. from July 1985 to July 1986, and as Assistant to the Chairman of the Board of The Vanguard Group, Inc. from July 1982 to July 1985.

     Mr. Packard is Senior Vice President and Chief Financial Officer of The Vanguard Group, Inc. and has served in such capacity since June 1989. Mr. Packard served as Vice President and Controller of The Vanguard Group, Inc. from February 1986 to June 1989. Prior to joining The Vanguard Group, Inc., Mr. Packard served as Senior Vice President, Controller, and Deputy Director of Finance for the Society for Savings Bank, Hartford, Connecticut.

     Mr. Hyland is, and has served for each of the past eight years as, Treasurer of The Vanguard Group, Inc. and each of the investment companies in The Vanguard Group.

     Mr. Klapinsky is, and has served for each of the past eight years as, Senior Vice President and Secretary of The Vanguard Group, Inc. and each of the investment companies in The Vanguard Group.

Item 2. Properties
- ------------------

As of December 31, 1993, the Fund held the following real estate investments:


                                EQUITY INVESTMENTS




                         Nature of
                         Title                                     Total   Acquisition
                         to/Interest                     Date     Square   Cost
Property & Location      in Property    Description    Acquired  Footage   (000)
- -------------------      -----------    -----------    --------  -------   -----------

Durham, North Carolina   Direct         Community      11-25-87  116,195   $10,592
  Oakcreek Village       Ownership      Shopping
                                        Center
Kent, Washington
  Valley Industrial Park Direct         Warehouse      1-29-88   951,000    15,749
                         Ownership      and
                                        distribution

Seattle, Washington
  Sea-Tac Industrial Park Direct        Warehouse,     1-29-88   186,259     6,567
                          Ownership     distribution,
                                        and light
                                        manufacturing

The Minnesota Portfolio:
- ------------------------
Arden Hills, Minnesota
  Everest II             Direct         Office and     2-25-88    73,150     7,438
                         Ownership      research &
                                        development

Roseville, Minnesota
  Fairview Industrial    Direct         Office and     2-25-88    29,412     1,200
  Building               Ownership      warehouse

Shoreview, Minnesota
  Shoreview Professional Direct         Office         2-25-88    10,627     1,236
  Building               Ownership                                         -------

                                             Total Equity Investments      $42,782
                                                                           =======



                               MORTGAGE INVESTMENTS
                                                                                           Funds
                                             Nature of                Total                Advanced
                                             Title to/                Square     Mortgage  and Mortgage
                                             Interest       Date      Footage/  Receivable Debt Repaid  Mortgage Debt
Property and Location    Description             In         Acquired   Units     (000)       (000)           (000)
- ---------------------    -----------         -----------    --------  --------  ---------- ------------ -------------

Torrance, California     Community           Shared-        9-16-87   91,609    $10,646   $ 7,750        $2,477
Plaza del Amo            Shopping            Appreciation
                         Center              Wraparound
                                             Mortgage

Silver Spring,           Apartment           Participation  12-8-88      256   (1)17,992   18,000             0
Maryland                 complex             Shared-                            -------    ------        ------
Sheffield Forest                             Appreciation
Apartments                                   Mortgage

                                             Total Mortgage                     $28,638   $25,750        $2,477
                                                Investments


(1) Prior to write-down of $800,000 required to reduce the carrying value of the Sheffield investment to its estimated fair value less selling costs.



Set forth below is a summary of the general competitive conditions for those properties whose book value is ten percent or more of the Fund's total assets as of December 31, 1993, or whose gross revenues are ten percent or more of the aggregate gross revenues of the Fund for the year ended December 31, 1993.

Plaza del Amo
- -------------

There are approximately 85,000 households (average household income of $70,000) and 210,000 people within a three-mile radius of the shopping center. Southern California's economy and, in particular, the South Bay market, have been seriously undermined by the recent recession prompted, in part, by difficulties in the defense and aerospace industries. As a result, the retail property market has suffered for several years from weak demand growth. Current market vacancy has remained relatively unchanged at approximately 10-12% and estimated effective rent at comparable properties is $15-$18 per square foot for shop space and $5.25-$8.10 for anchor space.

Oakcreek Village
- ----------------

There are approximately 14,500 households (average household income of $57,000) and 32,000 people within a three-mile radius of the center. Employment in the Raleigh-Durham metropolitan area grew 2.6% over the 12 month period ended December 1993. Estimated market rents for comparable properties are approximately $10-$12 per square foot. Tightening market conditions, however, have resulted in several significant proposed projects in Oakcreek Village's trade area. If built, these proposed competitive projects may reduce rent growth and increase the vacancy rate in the area.

Seattle Industrial Park
- -----------------------

Boeing Company is the region's driving economic force (and the Seattle Industrial Park's lead tenant). The combination of weak worldwide demand and the severe oversupply of commercial aircraft has resulted in a significant contraction at Boeing. Over the past three years the Seattle economy has had to cope with a transition from a high-growth economy to a little or no-growth environment. Currently, the market is weak with vacancy rates averaging approximately 7%. The estimated triple net market rent for comparable properties is $2.75 per square foot for Valley Industrials and $4-$5 per square foot for Sea-Tac.

Sheffield Forest Apartments
- ---------------------------

Washington DC's superior growth over the past decade has slowed appreciably to a rate more in line with the national average. With little near-term stimulus from the region's traditional growth sectors, government and construction, total employment growth is expected to be moderate over the next several years. Estimated market rents for comparable properties stand at $0.70 to $1.10 per square foot and the estimated vacancy rate for comparable properties is 5-6%.

Minnesota Portfolio
- -------------------

The Twin Cities economy is characterized by a broad economic base. As a result, employment growth has remained relatively stable over the past decade, and the region has avoided significant job losses during the latest recession. Currently, employment is increasing at an annual rate of 2.1%. Vacancy rates and net market rents for comparable properties are as follows: Shoreview - rent of $7.50 to $9.00 per square foot and vacancy rate of 11%; Arden Hills - rent of $6.00 to $12.50 per square foot and vacancy rate of 5%; and Fairview - rent of $3.25 to $5.00 per square foot and vacancy rate of 13%.


Set forth below is certain operating data for those properties held by the Fund whose book value is ten percent or more of the Fund's total assets as of December 31, 1993 or whose gross revenues are ten percent or more of the aggregate gross revenues of the Fund for the year ended December 31, 1993.


Occupancy Rates:
- ----------------

          Plaza Del Oakcreek  Seattle Ind.   Minnesota   Sheffield
          Amo       Village   Park           Portfolio   Forest Apt.
          ---       -------   ----           ---------   -----------

1993      98%       96%       99%            99%          93%
1992      94%       95%       99%            99%          93%
1991      92%       94%       98%            99%          93%
1990      100%      97%       98%            75%          96%
1989      98%       91%       99%            97%          95%

Avg. Effective
Rental/Sq.Ft/Yr.:
- -----------------

        Plaza Del      Oakcreek    Seattle Ind.   Minnesota         Sheffield
        Amo            Village     Park           Portfolio         Forest Apt.*
        ---            -------     ----           ---------         -----------

1993      $13.23         $9.07          $3.00          $8.06          $8,796
1992      $13.06         $9.11          $2.47          $7.95          $8,976
1991      $13.72         $9.47          $1.95          $8.71          $9,240
1990      $13.11         $8.82          $1.96          $7.40          $9,180
1989      $13.15         $9.61          $1.92          $7.74          $8,952

*  Annual rent/unit.

Real Estate Tax/Fiscal Year:
- ----------------------------
Effective Rate
Per $1000
of Assessed
Value     $11.63        $15.34         $14.30         $61.14          $32.92

Annual
Taxes     $85,723       $96,141        $239,927       $308,888        $220,639



Tenants Occupying 10% or more of rentable square footage:
- ---------------------------------------------------------

                                   Rental
Property  Major Tenants  Sq.Ft.    Principal Bus. Sq.Ft./Yr.     Expiration Date     Renewal Options
- --------  -------------  ------    -------------- ----------     ---------------     ---------------
Plaza del Albertsons      39,852   Supermarket    $6.36          10/29/06             None
Amo       Oshman's         9,930   Sporting Goods $9.03          9/23/01              None

Oakcreek  T.J. Maxx       31,303   Clothing Retail$7.62          5/31/03              None
Village   Durham S.G.     16,034   Sporting Goods $5.00          8/30/97              None

Seattle   Boeing Co      502,500   Aerospace      $2.82          11/30/97             None
Ind.Park  Holman Dist.   448,500   Aerospace      $2.52          1/31/97              None

Minnesota Deluxe Ck. Pt.  73,150   Check Print.   $9.00          5/31/99              None
Portfolio The Tile Shop   23,122   Tile Retailers $6.43          9/30/98              None

Sheffield N/A            N/A       N/A            N/A            N/A                  N/A
Forest


Lease Expirations during the next ten years:
- --------------------------------------------

                                  By Square Foot


          Total Sq.Ft.
Property   Expiring   1994     1995     1996     1997     1998     1999     2000     2001     2002     2003      After
- --------  ----------- ----     ----     ----     ----     ----     ----     ----     ----     ----     ----      -----

Plaza del
Amo           89,400   4,320    5,411    3,716    10,913   2,554        0       0    22,634       0        0     39,852

Oakcreek
Village      111,865   8,000    1,600   23,863    24,834  11,760        0       0         0       0   31,303     10,505

Seattle
Ind. Park  1,130,227  34,263   40,448   40,936 1,007,992   6,588        0       0         0       0        0          0

Minnesota
Portfolio    112,289       0    4,069    4,854     7,094  23,122   73,150       0         0       0        0          0


                                 By Annual Rental


                 Total
Property     Expirations    1994      1995      1996      1997      1998      1999      2000      2001      2002    2003 After
- --------     -----------    ----      ----      ----      ----      ----      ----      ----      ----      ----    ---- -----


Plaza del Amo
 # of leases        22         2         4         4         6        1         0          0        4         0        0         1
 annual $    1,186,924    98,011   129,144    90,690   243,617  55,166          0          0   316,792        0        0   253,504
 annual %        100.0       8.3      10.9       7.6      20.5      4.7         0          0      26.7        0        0      21.3

Oakcreek Vlg.
 # of leases        21         3         1         7        3        4          0          0         0        0        1         2
 annual $    1,090,452    89,760    19,752   262,236   182,268 124,464          0          0         0        0  238,529   173,443
 annual %        100.0       8.2       1.8      24.1      16.7     11.4         0          0         0        0     21.9      15.9

Seattle Ind.
 # of leases        35        12         9         9        4        1          0          0         0        0        0         0
 annual $    3,388,476   197,220   237,036   154,536 2,764,836  34,848          0          0         0        0        0         0
 annual %        100.0       5.8       7.0       4.6      81.6      1.0         0          0         0        0        0         0

Minnesota
Portfolio
 # of leases        10         0         3         5        0        1          1          0         0        0        0         0
 annual $      931,451         0    43,132    81,289        0  148,680    658,350          0         0        0        0         0
 annual %        100.0         0       4.6       8.7        0     16.0       70.7          0         0        0        0         0

Leases at Sheffield Forest are generally one year or less, and no tenant exceeds 10%
of the units rented.


A mortgage loan payable, secured by the Plaza del Amo property, is outstanding at December 31, 1993. Information concerning its principal, interest rate, amortization and maturity provisions is included in Note H to the Fund's financial statements, incorporated by reference in Item 8, Financial Statements and Supplementary Data, and in Schedule XII to Item 14.

Information concerning the interest rates, shared-appreciation features, and other terms of the Fund's mortgage investments is included in Note F to the Fund's Financial Statements, included in Item 8, Financial Statements and Supplementary Data, and in Schedule XII to Item 14.

   Excluding the Fund's Sheffield investment, the Fund believes that its direct ownership properties, and the properties underlying its mortgage investments, are well maintained, in good repair, suitable for their intended uses and are adequately covered by insurance. For additional information regarding the Fund's real estate investments see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8,
Financial Statements and Supplementary Data, and Schedules XI and XII to
Item 14.

   With respect to the Sheffield investment, cash flow from the property has been insufficient to cover debt service obligations owing to the Fund. As a result, the partnership which owns the property deferred certain maintenance on the property and subsequently defaulted on the mortgage loan in January 1994. The Fund is currently negotiating with the partnership, whose sole asset is the Sheffield property, to obtain title to the property via a transfer of all of its partnership interests to the Fund in full satisfaction of the mortgage loan outstanding. Upon gaining ownership of the property, which the Fund believes to be imminent, the Fund intends to remedy the deferred maintenance on the property. The cost of such renovations, expected to be $150,000 - $250,000, will be financed from the Fund's current operating cash flow. The Fund believes that the Sheffield property is suitable for its intended use and is adequately covered by insurance.

   Except for Sheffield as discussed above, the Fund has no other significant renovation, improvement or development plans for its other properties.

   Information concerning the Federal tax basis and depreciation method and lives of the Fund's properties and components thereof and on which deprecation is taken is included in Notes A and E to the Fund's Financial Statements, included in Item 8, Financial Statements and Supplementary Data, and in Schedule XI to Item 14. All real estate owned is depreciated over 40 years for both financial and tax reporting purposes on a straight-line basis except for leasehold improvements which are depreciated over the term of the respective lease for financial reporting purposes.

Item 3. Legal Proceedings
- -------------------------

   None

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

   None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder
Matters
- ---------------------------------------------------------------------

   The Fund's shares of beneficial interest ("Shares") are traded on the American Stock Exchange (AMEX) under the symbol "VRO". The Shares have been traded on the AMEX since August 20, 1991. From July 24, 1989 to August 19, 1991, the Fund's shares were traded on the over the counter market and were quoted by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Prior to July 24, 1989, there was no trading market for the Shares. As of February 28, 1994, there were approximately 15,554 holders of record of the Fund's Shares.

   Set forth below is certain information regarding the Fund's Shares for each of the eight fiscal quarters in the period ended December 31, 1993:


                                        Year Ended December 31,
                                -------------------------------------------
                                      1993                    1992
                                  Share Prices            Share Prices
                                ------------------      ------------------
                                High        Low         High        Low
                               --------    --------    --------    --------
  For the Quarter Ended:
        March 31                $8-1/4      $6-5/8      $7-5/8      $6-5/8
        June 30                      8       7-1/4       7-3/4       6-5/8
        September 30             8-1/4       7-3/8           8       6-5/8
        December 31              8-3/4       7-3/8       7-1/4       6-1/4

   The tables below indicate the amount of cash dividends per share declared during the years ended December 31, 1993 and 1992.



                                Record                Distribution
                                 Date                  Per Share
                           -----------------         --------------
                               03-31-93                   $ .15
                               06-30-93                     .15
                               09-30-93                     .15
                               12-22-93                    1.24
                                                           ----
                          Total Distributions - 1993      $1.69


                                Record                Distribution
                                 Date                  Per Share
                           -----------------         --------------
                               04-01-92                   $ .15
                               06-30-92                     .15
                               09-30-92                     .15
                               12-22-92                     .24
                                                           ----
                          Total Distributions - 1992      $ .69

              Status of Distributions             1993           1992
              -----------------------             ----           ----

              Ordinary Income                    $  -            $ .57
              Return of Capital                   1.69             .12
                                                  ----            ----
                     Total                       $1.69           $ .69

   Except during its offering period, the Fund has historically paid dividends on a quarterly basis, and there are currently no contractual restrictions on the Fund's present or future ability to pay such dividends.

Item 6. Selected Financial Data
- -------------------------------

   The information required by this Item is included on page 18 of the Fund's 1993 Annual Report to Shareholders and is incorporated herein by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
- -----------------------------------------------------------------------

   The information required by this Item is included on pages 20 through 23 of the Fund's 1993 Annual Report to Shareholders and is incorporated herein by reference thereto.

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

   The Fund's financial statements at December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993 are included on pages 6-17 of the Fund's 1993 Annual Report to Shareholders and are incorporated herein by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
- -----------------------------------------------------------------------

   None




                                 PART III


Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

   The information required by this Item with respect to Trustees is included in the Fund's definitive proxy statement filed with the Securities and Exchange Commission on March 15, 1994 for its
Annual Meeting of Shareholders to be held on April 22, 1994, which is incorporated herein by reference thereto. (Information with respect to executive officers of the Fund is included in Item 1.)

Item 11. Executive Compensation
- -------------------------------

   The information required by this Item is included in the Fund's definitive Proxy Statement filed with the Securities and Exchange
Commission on March 15, 1994 for its Annual Meeting of Shareholders to be held on April 22, 1994, which is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

   The information required by this Item is included in the Fund's definitive Proxy Statement filed with the Securities and Exchange
Commission on March 15, 1994 for its Annual Meeting of Shareholders to be held on April 22, 1994, which is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

   The information required by this Item is included in the Fund's definitive Proxy Statement filed with the Securities and Exchange
Commission on March 15, 1994 for its Annual Meeting of Shareholders to be held on April 22, 1994, which is incorporated herein by reference thereto.

                             PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- -------------------------------------------------------------------------

(a)  1. Financial Statements:
        ---------------------

          The following financial statements as of, and for the years ended, December 31, 1993, 1992 and 1991 are incorporated in Item 8 herein by reference from the following pages of the Fund's 1993 Annual Report to Shareholders, which is filed as an Exhibit hereto.


                                                                   ANNUAL REPORT
                                                                        PAGE NO.

     Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
     Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . . . 7
     Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . 8-9
     Statements of Changes in Shareholders' Equity . . . . . . . . . . . . . .10
     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . 11-17
     Report of Independent Accountants . . . . . . . . . . . . . . . . . . . .17

     The following financial statements of Lincoln Park Place II, a
     Maryland Limited Partnership, as of and for the year ended October 31,
     1993 are filed as part of this Report on Form 10-K.  Such partnership owns and operates the property underlying the Fund's Sheffield investment.
                                                                       FORM 10-K
                                                                        PAGE NO.
     Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . .25
     Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26
     Statement of Operations . . . . . . . . . . . . . . . . . . . . . . . . .27
     Statement of Changes in Partners' Deficit . . . . . . . . . . . . . . . .28
     Statement of Cash Flows                                                  29
     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . 30-32




     2. Financial Statement Schedules:
        ------------------------------

          The financial statement schedules included in Part IV of this report should be read in conjunction with the Fund's financial statements incorporated by reference in Item 8 of this report.
                                                                       FORM 10-K
     SCHEDULE                                                           PAGE NO.

       I       Marketable Securities - Other Investments . . . . . . . . . . .18
       X       Supplementary Income Statement Information. . . . . . . . . . .19
      XI       Real Estate and Accumulated Depreciation. . . . . . . . . . 20-21
     XII       Mortgage Loans on Real Estate . . . . . . . . . . . . . . . 22-23
               Report of Independent Accountants . . . . . . . . . . . . . . .33

          All other schedules have been omitted since the required information is presented in the financial statements, the related notes, or is not applicable.

     3. Exhibits:
        ---------

         Exhibit No.               Description
         -----------               -----------

          3.1 Amended and Restated Declaration of Trust, dated December 9, 1986, filed as exhibit 3 to the Fund's Registration Statement on Form S-11, SEC Registration #33-8649, and incorporated herein by reference.

          3.2 Amendment #1 to Amended and Restated Declaration of Trust, dated January 10, 1987, filed as exhibit 3(b) to the Fund's Registration Statement on Form S-11, SEC Registration #33-15040, and incorporated herein by reference.

          3.3 Amendment #2 to Amended and Restated Declaration of Trust, dated May 31, 1988, filed as exhibit 3 to the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, and incorporated herein by reference.

          3.4 By-laws, filed as exhibit 3 to the Fund's Registration Statement on Form S-11, SEC Registration #33-8649, and incorporated herein by reference.

          10.1 Advisory Agreement between the Fund and Aldrich, Eastman & Waltch, Inc. dated December 23, 1986, filed as exhibit 10.1 to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

          10.2 Services Agreement between the Fund and The Vanguard Group, Inc. dated December 23, 1986, filed as exhibit
                    10.2 to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

          10.3(a) Loan Agreement by and between Plaza Del Amo and Lawrence W. Doyle, J. Grant Monahon and Richard F. Burns, Trustees of AEW #82 Trust, established by Declaration of Trust dated August 14, 1987, dated September 16, 1987, filed as exhibit 10.3(a) to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

          10.3(b) Declaration of Trust, AEW #82 Trust and Schedule of Beneficial Interest dated August 14, 1987, filed as exhibit 10.3(b) to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

          10.3(c) All-Inclusive Promissory Note from Plaza Del Amo in favor of Lawrence W. Doyle, J. Grant Monahon and Richard F. Burns, Trustees of AEW #82, established by Declaration of Trust dated August 14, 1987, dated September 16, 1987, filed as exhibit 10.3(c) to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.

          10.4(a) Purchase and Sale Agreement of Oakcreek Village Shopping Center, between Pacific Guaranty Retail Development Corporation and Michael O. Craig, Richard F. Burns and J. Grant Monahon as Trustees of AEW #96 Trust, under Declaration of Trust dated November 6, 1987, dated October 31, 1987, filed as exhibit 10.4(a) to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

          10.4(b) Declaration of Trust, AEW #96 Trust and Schedule of Beneficial Interest, dated November 6, 1987, filed as exhibit 10.4(b) to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

          10.4(c) First Amendment to Purchase and Sale Agreement of Oakcreek Village Shopping Center between Pacific Guaranty Retail Development Corporation and Michael O. Craig, Richard F. Burns and J. Grant Monahon as Trustees of AEW #96 Trust, under Declaration of Trust dated November 6, 1987, dated November 24, 1987, filed as exhibit 10.4(c) to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

          10.5(a) Purchase and Sale Agreement of Valley Industrial Park and Sea-Tac Industrial Park between Prudential Insurance Company of America and Joseph
                         F. Azrack, Richard F. Burns and J. Grant Monahon as Trustees of AEW #105 Trust, under Declaration of Trust dated December 23, 1987, dated January 8, 1988, filed as exhibit 10.5(a) to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

          10.5(b) Declaration of Trust, AEW #105 Trust and Schedule of Beneficial Interest, dated December 23, 1987, filed as exhibit 10.5(b) to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

          10.6(a) Purchase and Sale Agreement of Vita-Fresh Vitamin Facility, dated January 10, 1988, between Vita-Fresh Vitamin Company, Inc. and Lawrence W. Doyle, Richard F. Burns and J. Grant Monahon as Trustees of AEW #113 Trust, under Declaration of Trust dated January 10, 1988, filed as exhibit 10.6(a) to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

          10.6(b) Declaration of Trust, AEW #113 Trust and Schedule of Beneficial Interest, dated January 19, 1988, filed as exhibit 10.6(b) to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

          10.7(a) Purchase and Sale Agreement of Everest I, Everest II, Fairview Industrial Building and Shoreview Professional Building between Everest Development ltd. and Michael O. Craig, Richard F. Burns and J. Grant Monahon as Trustees of AEW #106 Trust, under Declaration of Trust dated December 17, 1987, dated February 8, 1988, filed as exhibit 10.7(a) to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

          10.7(b) Declaration of Trust, AEW #106 Trust and Schedule of Beneficial Interest, dated December 17, 1987, filed as exhibit 10.7(b) to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

          10.8 All-Inclusive Promissory Note (Wraparound note) dated May 11, 1988, Escrow Agreement dated May 27, 1988 and Option Agreement dated May 11, 1988, all relating to the Fund's mortgage investment in the Carmel Executive Park, filed as exhibit 10 to the Fund's Quarterly Report on Form 10-Q Report for the quarter ended June 30, 1988, and incorporated herein by reference.

          10.9(a) Purchase and Sale Agreement of Citadel II office building, between Crow Vista #1 and Aldrich, Eastman & Waltch, Inc., a Massachusetts Corporation acting as agent for the Fund, filed as exhibit 10(a) to the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, and incorporated herein by reference.

          10.9(b) Citadel II Escrow Agreement, filed as exhibit 10(b) to the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, and incorporated herein by reference.

          10.10(a) Loan Agreement for Sheffield Forest Apartments by and between Lincoln Park Place II Limited Partnership and
                    J. Grant Monahon, Richard F. Burns and Marvin M. Franklin, Trustees of AEW #145 Trust, established by Declaration of Trust dated October 14, 1988, dated December 7, 1988, filed as exhibit 10.10(a) to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

          10.10(b) Second Amended and Restated Promissory Note for Sheffield Forest Apartments from Lincoln Park Place II Limited Partnership in favor of J. Grant Monahon, Richard F. Burns and Marvin M. Franklin, Trustees of AEW #145 Trust, established by Declaration of Trust dated October 14, 1988, dated December 7, 1988, filed as exhibit 10.10(b) to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.

          10.10(c) Amended and Restated Deed of Trust for Sheffield Forest Apartments by and between Lincoln Park Place II Limited Partnership and J. Grant Monahon, Richard F. Burns and Marvin M. Franklin, Trustees of AEW #145 Trust, established by Declaration of Trust dated October 14, 1988, dated December 7, 1988, filed as exhibit 10.10(c) to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

          10.10(d) Declaration of Trust, AEW #145 Trust and Schedule of Beneficial Interest dated October 14, 1988, filed as exhibit 10.10(d) to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

          10.11(a) Promissory note of Citadel II by and between the Variable Annuity Life Insurance Company and J. Grant Monahon, Richard F. Burns, and Lee H. Sandwen, Trustees of AEW #131 Trust, established by Declaration of Trust dated June 7, 1988, dated October 9, 1990, filed as exhibit 10.1(a) to the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by reference.

          10.11(b) Mortgage and Security Agreement of Citadel II by and between the Variable Annuity Life Insurance Company and
                    J. Grant Monahon, Richard F. Burns, and Lee H. Sandwen, Trustees of AEW #131 Trust, established by Declaration of Trust dated June 7, 1988, dated October 9, 1990, filed as exhibit 10.1(b) to the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by reference.

          10.11(c) Assignment of Lessor's Interest in Leases of Citadel II by and between the Variable Annuity Life Insurance Company and J. Grant Monahon, Richard F. Burns, and Lee
                    H. Sandwen, Trustees of AEW #131 Trust, established by Declaration of Trust dated June 7, 1988, dated October 9, 1990, filed as exhibit 10.1(c) to the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by reference.

          10.12 Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate by and between the Fujita Corporation USA, a California Corporation, and Richard F. Burns, J. Grant Monahon, Lawrence
                         W. Doyle, Trustees of AEW #113 Trust, established by Declaration of Trust dated January 19, 1988, filed as exhibit 10.12 to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.

          10.13 Purchase and Sale Agreement of the Everest I ("Zycad") Building by and between Richard F Burns,
                         J. Grant Monahon, and Bruce H. Freedman as
                         Trustees of AEW #106, under Declaration of Trust dated December 17, 1987 and JLS and L.P., dated April 23, 1991, filed as exhibit 10.13 to the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991 and incorporated herein by reference.

          10.14 Settlement Agreement and Mutual Release from mortgage by and among J. Grant Monahon, Richard F Burns and Lee. H. Sandwen, Trustees of AEW #155 Trust under Declaration of Trust dated January 11, 1989, Mark C. Dickinson, Dickinson Development Corp. and Citadel III Partners, Ltd., a Florida limited partnership, dated December 30, 1991, filed as exhibit 10.14 to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

          10.15 First Amendment to Second Amended and Restated Promissory Note by and between Lincoln Park Place II Limited Partnership, a Maryland limited partnership and J. Grant Monahon, Richard F. Burns and Devin McCall, Trustees of AEW #145 Trust under Declaration of Trust dated October 14, 1988 dated April 30, 1992, filed as exhibit 10.15 to the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 and incorporated herein by reference.

          10.16 Amendment No.1 to Loan Agreement by and between Lincoln Park Place II Limited Partnership, a Maryland limited partnership and J. Grant Monahon, Richard F. Burns and Kevin McCall, Trustees of AEW #145 Trust under Declaration of Trust dated October 14, 1988, dated April 30. 1992, filed as exhibit 10.16 to the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 and incorporated herein by reference.

          10.17 Amendment No.1 to All-Inclusive Promissory Note by and between Piazzagalli Development Company, a Vermont General Partnership and J. Grant Monahon, Richard F. Burns and Lee H. Andwen, Trustees of AEW #127 Trust, under Declaration of Trust dated May 3, 1988, dated December 23, 1991 for purposes of reference, filed as exhibit 10.17 to the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 and incorporated herein by reference.

          10.18 Amendment No.1 to Loan Agreement by and between Piazzagalli Development Company, a Vermont General Partnerhip and J. Grant Monahon, Richard F. Burns and Lee H. Sandwen, Trustees of AEW #127 Trust, under Declaration of Trust dated May 3, 1988, dated December 23, 199 for purposes of reference, filed as exhibit 10.18 to the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 and incorporated herein by reference.

          13 1993 Annual Report to Shareholders. (With the exception of the information and data incorporated by reference in Items 6, 7, and 8 of this Annual Report on Form 10-K, no other information or data appearing in the 1993 Annual Report to Shareholders is to be deemed filed as part of this report.)

(b)  Reports on Form 8-K

          The Fund has filed no reports on Form 8-K during the fourth quarter ended December 31, 1993.

                                                                 SCHEDULE I


                          VANGUARD REAL ESTATE FUND I,
                 A SALES-COMMISSION-FREE INCOME PROPERTIES FUND
                   MARKETABLE SECURITIES - OTHER INVESTMENTS
                               December 31, 1993



                    Number of Shares or Units --        Cost and
Name of Issuer and     Principal Amount of             Market Value
Title of Issue           Bonds and Notes                  (000)
- ------------------  -------------------------          ------------

Vanguard Money Market Reserves:
Prime Portfolio               $2,482,738               $2,483
                                                       ------

               TOTAL                                   $2,483
                                                       ======

Temporary  Cash Investments:
     Certificates of Deposit

       Commerz Bank           $2,000,007               $2,000
       3.35% 1/4/94

       Canadian Imperial Bank  2,000,000                2,000
          of Commerce
          3.25% 1/5/94

       Westdeutsch Landes Bank 2,000,000                2,000
          3.18% 1/6/94                                 ------

               TOTAL                                   $6,000
                                                       ======

                                                            SCHEDULE X





                          VANGUARD REAL ESTATE FUND I
                 A SALES-COMMISSION-FREE INCOME PROPERTIES FUND
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION



                                       Year Ended December 31,
                         -------------------------------------------------


                                1993             1992        1991
                                (000)            (000)       (000)
                                -----            -----       -----
1.   Maintenance and repairs  $  275             $ 374      $  448

2.   Depreciation and
        amortization           1,503             1,610       1,519

3.   Real estate taxes           823               887         897

                                             Schedule XI


                         VANGUARD REAL ESTATE FUND I,
               A SALES-COMMISSION-FREE INCOME PROPERTIES FUND
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1993
                                   (000)

                            Property Description
                            --------------------
                                   Seattle
                    Oakcreek       Industrial     Minnesota
                    Village,       Parks, Two     Portfolio,
                    Shopping       Industrial     Three Office
                    Center,        Parks,         Buildings,
                    Durham, NC     Seattle, WA    Roseville, MN  TOTALS
                    ------------   ------------   -------------  -------

Encumbrances        None           None           None

Initial Cost to Fund

Land                $ 3,100        $ 8,250        $ 1,725        $13,075


Building and
Improvements        $ 7,492        $14,066        $10,043        $31,601


Total               $10,592        $22,316        $11,768(d)     $44,676


Cost capitalized
  subsequent
to acquisition

Improvements        $   606        $   778        $   341        $ 1,725


Gross amount at which
carried at close of
period (a)

Land                $ 3,100        $ 8,250        $ 1,440        $12,790


Building and
Improvements        $ 8,098        $14,844        $ 8,490        $31,432


Total (b)           $11,198        $23,094        $ 9,930        $44,222


Accumulated
Depreciation (c)    $ 1,304        $ 2,232        $ 1,253        $ 4,789


Date of                            1967 and       1978 and
Construction        1986           1979           1986


Date
Acquired            11/87          1/88           2/88


Depreciable
Life                40 years       40 years       40 years



                                 20
PAGE


(a)  The aggregate cost of real estate for federal income tax purposes at December 31, 1993 was $44,222,000.

(b)  The activity in real estate is summarized as follows:

                                                                   Year ended December 31,
                                                  -----------------------------------------------------------------
                                                  1993      1992      1991      1990      1989      1988      1987
                                                  (000)     (000)     (000)     (000)     (000)     (000)     (000)
                                                  ------    ------    ------    ------    ------    ------    ------
Balance at beginning of year                      $63,622   $63,192   $71,561   $71,304   $71,422   $10,574   $    0
Additions during the year:
  Property purchases                                   0          0         0         0         0    61,108   10,574
  Property improvements                               360       430       613       257       160        60        0
Deletions during the year:
 Sales of properties                              (19,704)        0    (8,962)        0         0         0        0
 Citadel II contingent purchase price refund*           0         0       (20)        0      (278)     (320)       0
Write-off of tenant improvements                      (56)        0         0         0         0         0        0
                                                   -------  -------   --------  -------   -------   -------   -------
Balance at end of year                            $44,222   $63,622   $63,192   $71,561   $71,304   $71,422   $10,574


*  The Fund purchased the Citadel II office building ("Citadel II") for a contract price of $19,500,000.
    Included in the contract price was a $1,000,000 contingent purchase price payment placed in escrow for the
    Fund, of which an aggregate of $618,000 was returned to the Fund by the seller at the expiration of the escrow period pursuant to the terms of the purchase and sale agreement.


(c)  Reconciliation of accumulated depreciation is summarized as follows:

                                                                Year ended December 31,
                                                  ----------------------------------------------------------------
                                                  1993      1992      1991      1990      1989      1988      1987
                                                  (000)     (000)     (000)     (000)     (000)     (000)     (000)
                                                  -----     -----     -----     -----     -----     -----     -----
Balance at beginning of year                      $5,862    $4,557    $3,792    $2,413    $1,087    $   23    $    0
Add:
 Depreciation for the year                         1,217     1,305     1,231     1,379     1,326     1,064        23
Deduct:
 Accumulated depreciation of real estate sold     (2,234)        0      (466)        0         0         0         0
Write-off of tenant improvements                     (56)        0         0         0         0         0    $   23
                                                  ------    ------    ------    ------    ------    ------    ------
Balance at end of year                            $4,789    $5,862    $4,557    $3,792    $2,413    $1,087
                                                  ======    ======    ======    ======    ======    ======    ======

(d)  Zycad Building sold in 1991 with a land and building cost of $1,894,000.

                                                            Schedule XII

               VANGUARD REAL ESTATE FUND I,
     A SALES-COMMISSION-FREE INCOME PROPERTIES FUND
               MORTGAGE LOANS ON REAL ESTATE (e)
                    DECEMBER 31, 1993


               Wraparound Mortgages     Senior Mortgage
               --------------------     ---------------

               Plaza del Amo            Sheffield Forest
               Shopping Center,         Apartments,
               Torrance, CA (a)         Silver Spring, MD (b)
               --------------------     ---------------------
Effective
Rate           10.3%                    9.3%

Pay
Rate           9.7%-10.8%               8.5%-9%

Maturity
Date           1997                     1998

Call
Date           1994                     1995


Periodic       Interest only,           Interest only,
Payment        principal due            principal due
Terms          upon maturity            upon maturity
               or call date.            or call date.

Prior
Liens          (a)                      None

Face
Amount of                                                   Totals
Mortgages                                                   -------
(000)          $10,646                  $17,992             $28,638

Carrying
Amount of
Mortgages
(000) (c)(d)   $10,646                  $17,192             $27,838


Principal Amount
of Loans Subject to
Delinquent Principal
or Interest    None                     None


(a) The Fund advanced $7,750,000 to enter into a shared-appreciation, wraparound, mortgage loan secured by the Plaza del Amo Shopping Center ("Plaza"). In addition, Plaza secures two existing senior mortgage loans, which at the time of investment had an aggregate outstanding balance of $2,896,000. The funds advanced plus these two existing senior mortgages resulted in a total wraparound loan of $10,646,000. Upon repayment of the loan, the Fund is entitled to a share of Plaza's appreciation, if any, equal to 50% of Plaza's fair market value in excess of the original balance of the wraparound loan.

(b)  Sheffield Forest is a participating, shared-appreciation, senior mortgage loan secured by the Sheffield
     Forest Apartments("Sheffield").  Upon repayment of the loan, the Fund is entitled to a share of Sheffield's appreciation, if any,  equal to the greater of (i) an amount sufficient to generate an 11.5% internal rate of return (as defined in the loan documents) on the loan or (ii) 50% of Sheffield's fair market value in excess of the mortgage loan.

                                   1993      1992      1991      1990      1989      1988      1987
                                   (000)     (000)     (000)     (000)     (000)     (000)     (000)
                                   -----     -----     -----     -----     -----     -----     -----
(c)  Balance at beginning of year  $42,032   $45,046   $45,046   $45,046   $45,046   $10,646   $    0
     Additions during the year:
     New mortgage loans                 90        76         0         0         0    34,400    10,646

Deductions during the year:
    Pay-off of Carmel loan(f)      (14,284)        0         0         0         0         0        0
    Collections of principal             0       (90)        0         0         0         0        0
    Write-down of in-substance
    foreclosed assets (g)                0    (3,000)        0         0         0         0        0
                                   -------   -------   -------   -------   -------   -------   -------
     Balance at end of year        $27,838   $42,032   $45,046   $45,046   $45,046   $45,046   $10,646
                                   =======   =======   =======   =======   =======   =======   =======

(d)  The aggregate cost of the Fund's mortgage loan investments for federal income tax purposes at December 31, 1993 was $28,638,000.
(e)  Includes loans considered to be in-substance foreclosed assets for financial reporting purposes.
(f)  On July 30, 1993, the Fund accepted a discounted payoff of $13,500,000 on its mortgage loan secured by Carmel.
     For further information, see Note F to the Fund's Financial Statements, included in Item 8, Financial Statements and Supplementary Data.
(g)  Consists of:  Carmel - $2,200 ; Sheffield - $800.

                                       23

Deloitte &
   Touche
- ----------







- -------------------------------------------------------------------------



          LINCOLN PARK PLACE II,
          A MARYLAND LIMITED PARTNERSHIP
          ------------------------------

          Financial Statements for the
          Year Eanded October 31, 1993, and
          Independent Auditors' Report




- -------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


General Partners of Lincoln Park Place II,
   A Maryland Limited Partnership

We have audited the accompanying balance sheet of Lincoln Park Place II, A Maryland Limited Partnership (the Partnership) as of October 31, 1993, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of October 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, conditions exist which raise substantial doubt about the ability of the Partnership to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


Deloitte & Touche
Dallas, Texas  75201-6778
November 20, 1993

LINCOLN PARK PLACE II, A MARYLAND LIMITED PARTNERSHIP

BALANCE SHEET
OCTOBER 31, 1993

ASSETS

INVESTMENT IN REAL ESTATE, AT COST:
   Land                                                          $  2,600,376
   Buildings and improvements                                      10,796,809
   Less accumulated depreciation                                   (2,782,304)
                                                                -------------

                                                                   10,614,881

DUE FROM AFFILIATE                                                  1,788,684

DEFERRED FINANCING COSTS, NET OF ACCUMULATED
   AMORTIZATION OF $97,299                                            142,345

CASH                                                                   97,439

ESCROW DEPOSITS                                                        26,436

OTHER ASSETS                                                          167,035
                                                                  -----------

TOTAL                                                            $ 12,836,820
                                                                =============


LIABILITIES AND PARTNERS' DEFICIT

MORTGAGE PAYABLE                                                 $ 18,620,029

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                              303,079

TENANT SECURITY DEPOSITS                                               75,629

     Total liabilities                                             18,998,737

PARTNERS' DEFICIT                                                  (6,161,917)
                                                                -------------

TOTAL                                                            $ 12,836,820
                                                                =============


See notes to financial statements.

LINCOLN PARK PLACE II, A MARYLAND LIMITED PARTNERSHIP
- -----------------------------------------------------

STATEMENT OF OPERATIONS
YEAR ENDED OCTOBER 31, 1993
- ---------------------------------------------------------------------------


REVENUES:
   Rental                                                        $ 1,982,340
   Other                                                              33,795
                                                                   ---------

                                                                   2,016,135

EXPENSES:
   Interest                                                        1,668,949
   Depreciation and amortization                                     447,027
   Operating                                                         589,773
   Real estate taxes                                                 225,065
                                                                   ---------
                                                                   2,930,814
                                                                   ---------

NET LOSS                                                         $  (914,679)
                                                                   =========


See notes to financial statements.

LINCOLN PARK PLACE II, A MARYLAND LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT
YEAR ENDED OCTOBER 31, 1993

                                 Managing
                             General Partner,Limited Partner,
                             Lincoln PropertyAmerican Financial
                             Company No. 1288  Realty, Inc.    Total

PARTNERS' DEFICIT,
   NOVEMBER 1, 1992             $(5,247,738)       $500      $(5,247,238)

   Net loss                        (914,679)                    (914,679)
                                -----------        -----     -----------

PARTNERS' DEFICIT,
   OCTOBER 31, 1993             $(6,162,417)       $500      $(6,161,917)
                                ===========        ====      ===========


See notes to financial statements.

LINCOLN PARK PLACE II, A MARYLAND LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS
YEAR ENDED OCTOBER 31, 1993

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(914,679)
   Depreciation and amortization                               447,027
   Changes in assets and liabilities:
      Decrease in deposits                                       1,898
      Decrease in other assets                                   7,721
      Increase in accounts payable                             117,064
      Increase in tenant security deposits                      11,938
                                                              --------

               Net cash used in operating activities          (329,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to buildings and improvements                     (24,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in due from affiliate                              227,614
   Increase in mortgage payable                                141,450
   Decrease in deferred financing costs                            384
                                                             ---------

               Net cash provided by financing activities       369,448
                                                             ---------

NET INCREASE IN CASH                                            16,288

CASH, BEGINNING OF YEAR                                         81,151
                                                             ---------

CASH, END OF YEAR                                            $  97,439
                                                             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                   $1,530,388
                                                            ==========


See notes to financial statements.

LINCOLN PARK PLACE II, A MARYLAND LIMITED PARTNERSHIP
- -----------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
YEAR ENDED OCTOBER 31, 1993
- ---------------------------------------------------------------------------



1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - Lincoln Park Place II, A Maryland Limited Partnership (the Partnership) was formed December 1, 1985, for the purpose of owning, developing and operating a 256-unit garden apartment project in Montgomery County, Maryland. Lincoln Property Company No. 1288, A Maryland Limited Partnership is the managing general partner, and American Financial Realty, Inc. (AFR) is the limited partner. The project was started in November 1986 and completed in December 1987 and had an occupancy rate of 97% at October 31, 1993.

Basis of Accounting - The accounts of the Partnership are maintained on the basis of accounting used for federal income tax reporting purposes. Memorandum entries have been made to present the accompanying financial statements in accordance with generally accepted accounting principles.

Depreciation and Amortization - Buildings and improvements are stated at cost and are depreciated or amortized using the straight-line method over useful lives ranging from 5 to 30 years.

Deferred Financing Costs - Financing costs incurred in connection with obtaining and closing the mortgage payable have been capitalized and are being amortized over the term of the note.

Other Assets - Other assets consist primarily of prepaid real estate taxes and insurance and deferred expenses.

Federal Income Taxes - The financial statements include only those assets, liabilities and results of operations which relate to the business of the Partnership. The financial statements do not include any assets, liabilities, revenues or expenses attributable to the partners' individual activities. No federal or state income taxes are payable by the Partnership, and none have been provided in the accompanying financial statements. The partners are to include their respective share of partnership profits or losses in their individual tax returns.

Net income or loss determined under generally accepted accounting principles is allocated among the partners based upon provisions in the partnership agreement even though actual partnership allocations are made on an income tax basis. Consequently, the amounts so allocated will not agree to the allocations on the income tax returns.

2. TRANSACTIONS WITH AFFILIATES

Certain of the Partnership's expenses and other disbursements are paid from a central operating account of a general partnership affiliated with the managing general partner in the normal course of business. The Partnership reimburses the affiliate on a regular basis for disbursements made on its behalf. All disbursements are identified by partnership, and the disbursements and reimbursements are accounted for by the Partnership as due to or from the affiliate.

The Partnership has entered into an agreement with Lincoln Property Company N.C., Inc., an affiliate of the managing general partner, which provides for management of the property. For its services, Lincoln Property Company N.C., Inc. is entitled to receive a fee of 5% of monthly rents, as defined, amounting to $101,804 for the fiscal year.

3.   MORTGAGE PAYABLE

The permanent financing was obtained from Aldrich, Eastman & Waltch #145 Trust in the amount of $18,000,000, evidenced by the second amended and restated promissory note. The note accrues interest at the base rate of 9.0% and requires monthly payments in arrears at the current pay rate of 8.5%. The pay rate increases 0.5% on December 7, 1993, and remains at the rate of 9.0% thereafter. Accrued but unpaid interest is added to the outstanding principal balance monthly and bears interest at the base rate of 9.0%. Participation interest based on adjusted gross revenue, as defined, may become due and payable quarterly (no participation interest was paid during the fiscal year ended October 31, 1993). Upon the occurrence of certain events, appreciation interest, as defined, becomes due. The note matures December 7, 1998, at which time all principal and deferred interest become due. The note may be prepaid after December 7, 1995, and the lender has the right to call the note, making it fully due and payable any time following December 7, 1994, provided six months' notice of such intention is given. The land, building and improvements serve as collateral for the note which is nonrecourse to the partners of the Partnership. However, certain partners of the managing general partner have guaranteed the payment of this indebtedness under certain conditions in an amount not to exceed $2,000,000. The note payable has an outstanding balance of $18,000,000 and deferred interest of $620,029 at October 31, 1993.

4.   PARTNERS' DEFICIT

Capital Contributions - In accordance with the partnership agreement, no additional contributions are required from partners to provide funds for the Partnership.

Allocation of Profits and Losses - The net profits, net gains and net losses from operations of the Partnership and capital transactions shall be allocated 100% to the managing general partner, and the limited partner shall have no interest in such net profits, gains or losses.

5.   CASH DEFICITS

During the year ended October 31, 1993, the Partnership incurred cash deficits from operations. Management anticipates that the Partnership will continue to incur cash deficits from operations. There can be no assurance that the Partnership will be able to obtain loans to fund such deficits. Management intends to continue operating the Partnership in its present form while investigating options to improve operations of the Partnership. However, there is no assurance management will be successful in its efforts. This uncertainty raises substantial doubt about the Partnership's ability to continue as a going concern.

                                  * * * * * *

                       REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES



To the Board of Trustees of
Vanguard Real Estate Fund I,
A Sales-Commission-Free Income
Properties Fund


Our audits of the financial statements referred to in our report dated January 27, 1994 appearing on page 17 of the 1993 Annual Report to Shareholders of Vanguard Real Estate Fund I, A Sales-Commission-Free Income Properties Fund, (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included audits of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K.
In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



PRICE WATERHOUSE
Philadelphia, Pennsylvania
January 27, 1994

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          VANGUARD REAL ESTATE FUND I,
                 A Sales-Commission-Free Income Properties Fund



    3/30/94                        /s/ John J. Brennan
_________________                  _________________________________
DATE                               John J. Brennan
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

    3/30/94                        /s/ J. Mahlon Buck, Jr.
_________________                  _________________________________
DATE                               J. Mahlon Buck, Jr.
                                   Trustee

    3/30/94                        /s/ William S. Cashel, Jr.
_________________                  _________________________________
DATE                               William S. Cashel, Jr.
                                   Trustee

    3/30/94                        /s/ David C. Melnicoff
_________________                  _________________________________
DATE                               David C. Melnicoff
                                   Trustee

    3/30/94                        /s/ J. Lawrence Wilson
_________________                  _________________________________
DATE                               J. Lawrence Wilson
                                   Trustee


    3/30/94                        /s/ Ralph K. Packard
_________________                  _________________________________
DATE                               Ralph K. Packard
                                   Vice President & Controller

                                 EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION                                    PAGE NO.

  13                1993 Annual Report to Shareholders . . . . . . . . . . . .36