Form 10-Q
period 1994-03-31
VANGUARD REAL ESTATE FUND I /MA/
filed 1994-05-11
CIK 801124

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended:  March 31, 1994

                                    OR


(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

Commission File number: 0-16785

                       VANGUARD REAL ESTATE FUND I,
              A SALES-COMMISSION-FREE INCOME PROPERTIES FUND


          (Exact name of Registrant as specified in its charter)

     Massachusetts                                23-6860148
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)

     Vanguard Financial Center
     Malvern, PA                                  19355
     (Address of principal executive              (Zip Code)
      offices)

     Registrant's telephone number (610)669-1000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X        No

11,019,978 shares of beneficial interest outstanding as of April 30, 1994.
PAGE

                                   INDEX


Item                                                                   Page
No.                                                                     No.

     Cover Page. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

PART I         FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

     Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . .2
     Statements of Operations. . . . . . . . . . . . . . . . . . . . . . .3
     Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . .4
     Statement of Changes in Shareholders' Equity. . . . . . . . . . . . .5
     Notes to Financial Statements . . . . . . . . . . . . . . . . . . .6-7

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .8-9


PART II        OTHER INFORMATION

     ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . 10
     ITEM 2.   Changes in Securities . . . . . . . . . . . . . . . . . . 10
     ITEM 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . 10
     ITEM 4.   Submission of Matters to a Vote of Security Holders . . . 10
     ITEM 5.   Other Information . . . . . . . . . . . . . . . . . . . . 10
     ITEM 6.   Exhibits and Reports on Form 8-K    . . . . . . . . . . . 10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11














                                     1
PAGE

                                 BALANCE SHEETS
                                  (Unaudited)



                                                                      March 31, 1994       December 31, 1993
ASSETS                                                                    (000)                 (000)
                                                                      -------------         -------------
Investments in Real Estate:--
  Direct Ownership Investments:
    Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 12,790             $ 12,790
    Buildings and Improvements  . . . . . . . . . . . . . . . . .            31,369               31,432
                                                                       -------------        -------------
                                                                             44,159               44,222
  Less--Accumulated Depreciation                                              4,953                4,789
                                                                       -------------        -------------
                                                                             39,206               39,433
  In-Substance Foreclosed Asset . . . . . . . . . . . . . . . . .            17,200               17,192
  Mortgage Loan Receivable    . . . . . . . . . . . . . . . . . .            10,646               10,646
                                                                       -------------        -------------
                                                                             67,052               67,271
  Less--Allowance for Possible Losses                                         2,410                2,410
                                                                       -------------        -------------
      Net Investment Portfolio  . . . . . . . . . . . . . . . . .            64,642               64,861
Marketable Securities--REMICs . . . . . . . . . . . . . . . . . .             1,608                1,684
Short-Term Investments:
  Vanguard Money Market Reserves-Prime Portfolio
    (2,292,633 and 2,482,738 shares, respectively)                            2,293                2,483
    Temporary Cash Investments  . . . . . . . . . . . . . . . . .             7,995                6,000
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .             1,757                1,897
                                                                       -------------        -------------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 78,295             $ 76,925
                                                                       =============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage Loans (including current portion of $95 and $93,
  respectively)   . . . . . . . . . . . . . . . . . . . . . . . .          $  2,454             $  2,477
Due to Affiliates . . . . . . . . . . . . . . . . . . . . . . . .               162                  149
Dividend Payable  . . . . . . . . . . . . . . . . . . . . . . . .             1,653                   --
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . .               518                  558
                                                                       -------------        -------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . .             4,787                3,184
                                                                       -------------        -------------
Shares of Beneficial Interest, without par value, unlimited shares
  authorized  . . . . . . . . . . . . . . . . . . . . . . . . . .            80,608               80,608
Accumulated Distributions in Excess of Net Income . . . . . . . .            (7,100)              (6,867)
                                                                       -------------        -------------
TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . .            73,508               73,741
                                                                       -------------        -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . .          $ 78,295             $ 76,925
                                                                       =============        =============

The accompanying notes are an integral part of these statements.

PAGE

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                            Three Months Ended March 31,
                                                                              1994             1993
REAL ESTATE INCOME                                                            (000)            (000)
                                                                           ----------       -----------
Rental Income . . . . . . . . . . . . . . . . . . . . . . . . .                $1,622           $2,004
Mortgage Interest Income. . . . . . . . . . . . . . . . . . . .                   299              277
Net Income from In-Substance Foreclosed Assets. . . . . . . . .                   341              785
                                                                           ----------       -----------
                                                                                2,262            3,066
                                                                           ----------       -----------
REAL ESTATE EXPENSES
Mortgage Interest Expense . . . . . . . . . . . . . . . . . . .                    62              356
Real Estate Taxes   . . . . . . . . . . . . . . . . . . . . . .                   169              226
Property Operating Expenses . . . . . . . . . . . . . . . . . .                   169              244
Depreciation and Amortization   . . . . . . . . . . . . . . . .                   277              410
Provision for Possible Losses/(Charge Offs)                                        --             (191)
                                                                           ----------       -----------
                                                                                  677            1,045
                                                                           ----------       -----------
INCOME FROM REAL ESTATE . . . . . . . . . . . . . . . . . . . .                 1,585            2,021
INVESTMENT INCOME FROM SHORT-TERM
     INVESTMENTS  . . . . . . . . . . . . . . . . . . . . . . .                    71               74
                                                                           ----------       -----------
                                                                                1,656            2,095
                                                                           ----------       -----------
ADMINISTRATIVE EXPENSES
Investment Advisory Fee . . . . . . . . . . . . . . . . . . . .                    87              115
Administrative Fee    . . . . . . . . . . . . . . . . . . . . .                    75               93
Other Administrative Expenses   . . . . . . . . . . . . . . . .                    74              104
                                                                           ----------       -----------
                                                                                  236              312
                                                                           ----------       -----------
NET INCOME                                                                     $1,420           $1,783
                                                                           ==========       ===========
NET INCOME PER SHARE  . . . . . . . . . . . . . . . . . . . . .                $  .13           $  .16
                                                                           ==========       ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING . . . . . . . . .            11,019,978       11,060,578
                                                                           ==========       ===========

The accompanying notes are an integral part of these statements.





                                       3
PAGE

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                            Three Months Ended March 31,
                                                                               1994             1993
CASH FLOWS FROM OPERATING ACTIVITIES                                          (000)            (000)
                                                                            ----------       ----------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .                $1,420           $1,783
  Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
    Depreciation and Amortization. . . . . . . . . . . . . . .                    277              410
    Changes in Other Assets and Liabilities  . . . . . . . . .                     60              240
                                                                            ----------       ----------
      Net Cash Provided by Operating Activities. . . . . . . .                  1,757            2,433
                                                                            ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Real Estate:
  Building Improvements . . . . . . . . . . . . . . . . . . . .                    --              (40)
  Mortgage Loans  . . . . . . . . . . . . . . . . . . . . . . .                    --              (48)
  Principal Repayments on Marketable Securities . . . . . . . .                    72               --
                                                                            ----------       ----------
      Net Cash Provided by (Used In) Investing Activities . . .                    72              (88)
                                                                            ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Mortgage Principal Payments   . . . . . . . . . . . . . . . .                   (23)             (20)
  Shares Repurchased  . . . . . . . . . . . . . . . . . . . . .                    --             (387)
                                                                            ----------       ----------
      Net Cash Used In Financing Activities . . . . . . . . . .                   (23)            (407)
                                                                            ----------       ----------
  NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . .                 1,806            1,938
  CASH AND CASH EQUIVALENTS--Beginning of Period  . . . . . . .                 8,483            8,366
                                                                            ----------       ----------
  CASH AND CASH EQUIVALENTS--End of Period  . . . . . . . . . .               $10,289          $10,304
                                                                            ==========       ==========

The accompanying notes are an integral part of these statements.

PAGE

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                       Accumulated
                                              Shares of               Distributions
                                         Beneficial Interest          In Excess of      Total Shareholders'
                                       Number          Amount          Net Income              Equity
                                                        (000)             (000)                (000)
                                    -----------------------------------------------------------------------

Balance: January 1, 1994 . . . . .    11,019,978        $80,608          $(6,867)              $73,741
Net Income for the Period  . . . .                                         1,420)                1,420
Income Distributions . . . . . . .                                        (1,653)               (1,653)
                                    -----------------------------------------------------------------------

Balance: March 31, 1994  . . . . .    11,019,978        $80,608          $(7,100)              $73,508
                                    =======================================================================

The accompanying notes are an integral part of these statements.

PAGE

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)




1. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Fund's Annual Report to Shareholders for the year ended December 31, 1993. The results of operations for the three months ended March 31, 1994, are not necessarily indicative of the results for the entire year ending December 31, 1994.


2. One of the Fund's real estate investments, the Sheffield Forest Apartments, has been reclassified as an In-Substance Foreclosed Asset for presentation purposes. For accounting purposes, property is deemed to be an in-substance foreclosure when a debtor has little or no equity in the collateral and proceeds for repayment of the loan can be expected to come only from the sale or operation of the collateral. Although legal title to the property has not been obtained, the Fund is considered to have substantially the same risks and rewards as an owner. For mortgage loans treated for accounting purposes as in-substance foreclosures, revenue is recognized only to the extent of cash receipts.
      In January 1994, the borrower under the Sheffield mortgage loan investment, a limited partnership whose sole asset is the Sheffield property, defaulted on the loan by making only a partial payment on the then-due interest installment. The Fund and the borrower remedied the default on April 13, 1994. Pursuant to an agreement, the Fund received title to the underlying property via transfer of all of the partnership interests of the borrower in full satisfaction of the mortgage loan outstanding. During the period of default, the borrower remitted the net cash flow generated by the property to the Fund. Since the allowance for possible losses previously recorded sufficiently reduced the carrying value of the Sheffield investment to its estimated net realizable value at March 31, 1994, no additional loss on this event was required to be recorded in the quarter ended March 31, 1994.

PAGE

3. The following is a summary of the net assets and liabilities, and results of operations of the Sheffield Forest Apartments, the property underlying the Sheffield mortgage investment, in which the Fund has invested greater than 10% of its net offering proceeds:

SHEFFIELD FOREST APARTMENTS
                                                                      November 1, 1993 to
Balance Sheet            January 31, 1994    Statement of Operations  January 31, 1994
(Unaudited)              (In Thousands)      (Unaudited)              (In Thousands)

Assets                                       Revenue
     Property and Equipment   $10,195             Rental Income               $530
     Due from Affiliate         1,998
     Other Assets                 384        Expenses
                              -------
                               12,577             Mortgage Interest            419
                                                  Operating                    184
Liabilities                                       Depreciation & Amortization  112
                                                                              ----
     Mortgage Payable          18,635                                          715
     Due to Affiliate             348
     Other Liabilities             99
                              -------
                               19,082

Net Liabilities               ($6,505)       Net Loss                        ($185)



Property and equipment are carried at cost at the date of acquisition by the mortgagor, net of accumulated depreciation.  As described in Note 2, the borrower made only a partial payment of interest due in January
1994 on its mortgage payable to the Fund.  In addition, mortgage interest expense is determined based on the effective interest rate of the mortgage loan.  Mortgage interest expense for the quarter ended January 31,
1994, including the defaulted portion, exceeded cash payments by $71,000.



                                     7
PAGE

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Vanguard Real Estate Fund I, A Sales-Commission-Free Income Properties Fund (the "Fund"), is a Massachusetts business trust that intends to continue to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code. The Fund's investments include both direct ownership and shared appreciation mortgages consisting of four income-producing commercial properties (composed of one office building, two shopping centers and one industrial park) and one income-producing apartment complex. Geographically, the Fund's investments are located in various regions of the United States, with two properties located in the Mideast and one property located in each of the North Central, Pacific Northwest and Pacific Southwest regions. In accordance with the Fund's Declaration of Trust, net proceeds from sale or repayment may not be reinvested in real estate investments after December 31, 1993. The Fund presently intends to liquidate all investments between 1994 and 1999.

Results of Operations

For the three-months ended March 31, 1994, the Fund had net income of $1,420,000, or $.13 per share, compared to net income for the three-months ended March 31, 1993 of $1,783,000, or $.16 per share. As more fully described below, this decrease of $363,000, or 20%, was primarily due to a decrease in net income from in-substance foreclosed assets, partially offset by an increase in mortgage interest income, in each case as compared to such items in the quarter ended March 31, 1993.

Net income from in-substance foreclosed assets decreased by $444,000, or 57%, from $785,000 for the quarter ended March 31, 1993 to $341,000 for the comparable period of 1994. This decrease was a result of: (i) the discounted payoff in late July 1993 of the Carmel mortgage loan investment, which had been classified as an in-substance foreclosed asset since 1991 and which contributed $392,000 in net income for the three-months ended March 31, 1993, and (ii) the default by the borrower on the Sheffield Forest Apartments in-substance foreclosed asset investment as described in Note 2 of the accompanying financial statements. For mortgage loans treated for accounting purposes as in-substance foreclosed assets, revenue is recognized only to the extent of cash receipts. During the period of default, the borrower remitted the net cash flow generated by the Sheffield property to the Fund, resulting in a decrease of $52,000 in income from Sheffield for the three-months ended March 31, 1994 as compared to the same period of 1993.

Mortgage interest income increased by $22,000, which represents interest income earned from the Fund's investment in RTC-issued mortgage-backed securities made in June 1993 as an additional temporary investment vehicle for excess working capital reserve balances.

In January 1993, the Fund defaulted on a mortgage loan obligation secured by its Citadel II office building investment in Orlando, Florida. The Fund subsequently ceded title to Citadel II to the lender in full satisfaction of amounts due under the non-recourse mortgage loan in September 1993. The Citadel II investment had been written down to the remaining principal balance of the loan as of December 31, 1992. In addition, during the period of default, the net cash flow generated from the property's operations was remitted to the lender. Accordingly, the Fund did not realize any net income, or recognize a loss, related to Citadel II in 1993. The excess of the Citadel II property expenses over its income for the quarter ended March 31, 1993 of $191,000 was charged to the Fund's provision for possible losses, resulting in net income of $0 related to Citadel II in the first quarter of 1993.
Exclusive of amounts related to Citadel II, net rental income, mortgage interest expense and depreciation and amortization decreased $22,000, $2,000 and $2,000, respectively, for the three-months ended March 31, 1994 as compared to such items in the three-month period ended March 31, 1993.

At both March 31, 1994 and 1993, the overall occupancy rate of the Fund's remaining three direct ownership investments was 99%. The overall occupancy rate of the properties underlying the Fund's two mortgage loan investments, including Sheffield Forest, treated for accounting purposes as an in-substance foreclosed asset, was 98% at March 31, 1994, as compared to 86% at March 31, 1993. Leases for 3% of the rentable space of the properties directly owned by the Fund and for 5% at the property underlying the Fund's Plaza del Amo mortgage investment expire over the remainder of 1994, respectively. Leases for units at the property underlying the Fund's Sheffield mortgage loan investment are for one-year terms as is customary for apartment leases. The Fund's Investment Adviser is currently working to renew leases and to identify new tenants for space covered by leases that have expired or are expiring. However, there is no assurance that the Fund will be able to maintain its current occupancy rate and level of income.

On March 16, 1994, the Fund's Board of Trustees declared a dividend of $.15 per share which was paid on April 29, 1994 to shareholders of record on March 31, 1994. The Fund intends to pay regular quarterly dividends at the rate of $.15 per share. The Fund's continued ability to make quarterly distributions in the amount of $.15 per share ($.60 per share annually) will depend upon the Fund's financial condition, its earnings and cash flow and other factors, and there can be no assurance that the Fund will be able to continue to make quarterly distributions to shareholders in the amount of $.15 per share.

Liquidity and Capital Resources

For the three-month period ended March 31, 1994, funds from operations (defined as net income plus depreciation, amortization and the provision for possible losses) in the amount of $1,697,000 exceeded by $44,000 the amount of distributions to shareholders of beneficial interest for the period. Funds from operations are generated from the ongoing operations of direct real estate investments and interest income on short-term investments and mortgage loans. Accordingly, unfavorable economic conditions, vacancies, environmental requirements, reductions in prevailing short-term interest rates or increases in major expenses such as energy, insurance and real estate taxes could have an adverse impact upon the Fund's future funds from operations and distributions to shareholders.

As a matter of policy, the Fund seeks to maintain working capital reserves in an amount not less that $2,300,000, which amount constitutes 2% of the gross proceeds of the Fund's initial public offering. Working capital reserves is defined as cash and cash equivalents and other assets expected to be realized over the next year less liabilities expected to be paid over the next year. Working capital reserves at March 31, 1994 aggregated approximately $8.6 million, representing 7.5% of the Fund's initial offering proceeds, compared to working capital reserves of $8.5 million at December 31, 1993, which represented 7.4% of the Fund's initial offering proceeds.

The Fund does not intend to reinvest net proceeds received from sale or repayment in additional real estate investments.

During the fourth quarter of 1990, the Fund instituted a share repurchase program. Under the program, the Fund is authorized to repurchase in the open market from time to time up to 500,000 of the Fund's outstanding shares. As of April 30, 1994, 413,725 shares have been repurchased under the program at an aggregate cost of $3,134,000. No shares have been repurchased during the three-month period ended March 31, 1994.

The Fund intends to continue to qualify as a real estate investment trust under the Internal Revenue Code and distribute all of its taxable income. The Fund's management considers the Fund's liquidity, as well as its ability to generate cash, as adequate to meet its presently foreseeable operating and shareholder distribution requirements and to fund both its share repurchase program and capital improvements to its direct investments. However, if additional funds are required, the Fund may borrow to meet its distribution requirements, subject to the availability of financing in the marketplace. At March 31, 1994, the Fund's debt to equity ratio was .03 to 1.

                                  PART II
                             OTHER INFORMATION

Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not Applicable

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               None

         (b)   Reports on Form 8-K

               The Fund filed no reports on Form 8-K during the first quarter ended March 31, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Vanguard Real Estate Fund I,
              A Sales-Commission-Free Income Properties Fund




DATE:  5/11/94                          John J. Brennan
                                        -----------------------
                                        President


DATE:  5/11/94                          Ralph K. Packard
                                        -----------------------
                                        Vice President & Controller