Form 10-Q
period 1994-06-30
VANGUARD REAL ESTATE FUND I /MA/
filed 1994-08-15
CIK 801124

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended:  June 30, 1994

                               OR


(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

Commission File number: 0-16785

                  VANGUARD REAL ESTATE FUND I,
         A SALES-COMMISSION-FREE INCOME PROPERTIES FUND


     (Exact name of Registrant as specified in its charter)

     Massachusetts                                     23-6860148
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                    Identification No.)

     Vanguard Financial Center
     Malvern, PA                                       19355
     (Address of principal executive                   (Zip Code)
      offices)

     Registrant's telephone number (610) 669-1000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X        No
                   -----         -----

11,019,978 shares of beneficial interest outstanding as of July 31, 1994.

                              INDEX


                                                             Page
     ITEM No.                                                 No.

     Cover Page. . . . . . . . . . . . . . . . . . . . . . . . .-
     Index . . . . . . . . . . . . . . . . . . . . . . . . . . .1

PART I         FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

     Balance Sheet . . . . . . . . . . . . . . . . . . . . . . .2
     Statements of Operations. . . . . . . . . . . . . . . . .3-4
     Statements of Cash Flows. . . . . . . . . . . . . . . . .5-6
     Statement of Changes in Shareholders' Equity. . . . . . . .7
     Notes to Financial Statements . . . . . . . . . . . . . . .7

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . 8-11


PART II        OTHER INFORMATION

     ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . 12
     ITEM 2.   Changes in Securities . . . . . . . . . . . . . 12
     ITEM 3.   Defaults Upon Senior Securities . . . . . . . . 12
     ITEM 4.   Submission of Matters to a Vote
               of Security Holders . . . . . . . . . . . . . . 12
     ITEM 5.   Other Information . . . . . . . . . . . . . . . 12
     ITEM 6.   Exhibits and reports on Form 8-K. . . . . . . . 12

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . 13

                                BALANCE SHEETS
                                  (Unaudited)


                                                                      June 30, 1994      December 31, 1993
                                                                          (000)                (000)
                                                                      -------------      -----------------
ASSETS
Investments in Real Estate:--
  Direct Ownership Investments:
  Land   . . . . . . . . . . . . . . . . . . . . . . . . . . .            $15,745             $12,790
  Buildings and Improvements   . . . . . . . . . . . . . . . .             42,668              31,432
                                                                      -------------        -------------
                                                                           58,413              44,222
  Less--Accumulated Depreciation   . . . . . . . . . . . . . .              5,061               4,789
                                                                      -------------        -------------
                                                                           53,352              39,433
  Mortgage Loan Receivable   . . . . . . . . . . . . . . . . .             10,646              10,646
  In-Substance Foreclosed Asset  . . . . . . . . . . . . . . .                 --              17,192
                                                                      -------------        -------------
                                                                           63,998              67,271
  Less: Allowance for Possible Losses  . . . . . . . . . . . .                 --               2,410
                                                                      -------------        -------------
  Net Investment Portfolio   . . . . . . . . . . . . . . . . .             63,998              64,861
Marketable Securities--REMICs. . . . . . . . . . . . . . . . .              2,202               1,684
Short-Term Investments:
  Vanguard Money Market Reserves-Prime Portfolio
  (1,982,111 and 2,482,738 shares, respectively) . . . . . . .              1,982               2,483
  Temporary Cash Investments   . . . . . . . . . . . . . . . .              7,496               6,000
Other Assets   . . . . . . . . . . . . . . . . . . . . . . . .              1,255               1,897
                                                                      -------------        -------------
TOTAL ASSETS   . . . . . . . . . . . . . . . . . . . . . . . .            $76,933             $76,925
                                                                      =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage Loans (including current portion of $98 and $93,
  respectively)      . . . . . . . . . . . . . . . . . . . . .             $2,431              $2,477
Due to Affiliates    . . . . . . . . . . . . . . . . . . . . .                161                 149
Dividend Payable     . . . . . . . . . . . . . . . . . . . . .              1,653                  --
Other Liabilities    . . . . . . . . . . . . . . . . . . . . .                434                 558
                                                                      -------------        -------------
TOTAL LIABILITIES    . . . . . . . . . . . . . . . . . . . . .              4,679               3,184
                                                                      -------------        -------------
Shares of Beneficial Interest, without par value, unlimited
  shares authorized    . . . . . . . . . . . . . . . . . . . .             80,608              80,608
Accumulated Distributions in Excess of Net Income    . . . . .             (8,354)             (6,867)
                                                                      -------------        -------------
TOTAL SHAREHOLDERS' EQUITY   . . . . . . . . . . . . . . . . .             72,254              73,741
                                                                      -------------        -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   . . . . . . . . .            $76,933             $76,925
                                                                      =============        =============

The accompanying notes are an integral part of these statements.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                          Three Months Ended June 30,
                                                                           1994                 1993
                                                                          (000)                (000)
                                                                      -------------        -------------
REAL ESTATE INCOME

Rental Income   . . . . . . . . . . . . . . . . . . . . . . .              $2,015               $2,080
Mortgage Interest Income  . . . . . . . . . . . . . . . . . .                 221                  297
Net Income from In-Substance Foreclosed Assets  . . . . . . .                  --                  787
                                                                      -------------        -------------
                                                                            2,236                3,164
                                                                      -------------        -------------
REAL ESTATE EXPENSES

Mortgage Interest Expense   . . . . . . . . . . . . . . . . .                  61                  355
Real Estate Taxes   . . . . . . . . . . . . . . . . . . . . .                 199                  231
Property Operating Expenses   . . . . . . . . . . . . . . . .                 316                  290
Depreciation and Amortization   . . . . . . . . . . . . . . .                 320                  433
Provision for Possible Losses   . . . . . . . . . . . . . . .                 780                1,854
                                                                      -------------        -------------
                                                                            1,676                3,163
                                                                      -------------        -------------
INCOME FROM REAL ESTATE   . . . . . . . . . . . . . . . . . .                 560                    1
INVESTMENT INCOME FROM SHORT-TERM
    INVESTMENTS   . . . . . . . . . . . . . . . . . . . . . .                  87                   64
                                                                      -------------        -------------
                                                                              647                   65
                                                                      -------------        -------------
ADMINISTRATIVE EXPENSES
Investment Advisory Fee   . . . . . . . . . . . . . . . . . .                  87                  116
Administrative Fee  . . . . . . . . . . . . . . . . . . . . .                  74                  102
Other Administrative Expenses   . . . . . . . . . . . . . . .                  87                   86
                                                                      -------------        -------------
                                                                              248                  304
                                                                      -------------        -------------
NET INCOME (LOSS)   . . . . . . . . . . . . . . . . . . . . .             $   399              $  (239)
                                                                      =============        =============
NET INCOME (LOSS) PER SHARE   . . . . . . . . . . . . . . . .            $    .04              $  (.02)
                                                                      =============        =============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   . . . . . . .          11,019,978           11,044,988
                                                                      =============        =============

The accompanying notes are an integral part of these statements.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                           Six Months Ended June 30,
                                                                           1994                 1993
                                                                          (000)                (000)
                                                                      -------------        -------------
REAL ESTATE INCOME
Rental Income   . . . . . . . . . . . . . . . . . . . . . . .              $3,638               $4,084
Mortgage Interest Income  . . . . . . . . . . . . . . . . . .                 521                  574
Net Income from In-Substance Foreclosed Assets  . . . . . . .                 341                1,572
                                                                      -------------        -------------
                                                                            4,500                6,230
                                                                      -------------        -------------
REAL ESTATE EXPENSES
Mortgage Interest Expense   . . . . . . . . . . . . . . . . .                 123                  711
Real Estate Taxes   . . . . . . . . . . . . . . . . . . . . .                 368                  457
Property Operating Expenses   . . . . . . . . . . . . . . . .                 485                  534
Depreciation and Amortization   . . . . . . . . . . . . . . .                 597                  843
Provision for Possible Losses   . . . . . . . . . . . . . . .                 780                1,663
                                                                      -------------        -------------
                                                                            2,353                4,208
                                                                      -------------        -------------
INCOME FROM REAL ESTATE   . . . . . . . . . . . . . . . . . .               2,147                2,022
INVESTMENT INCOME FROM SHORT-TERM
    INVESTMENTS   . . . . . . . . . . . . . . . . . . . . . .                 157                  138
                                                                      -------------        -------------
                                                                            2,304                2,160
                                                                      -------------        -------------
ADMINISTRATIVE EXPENSES
Investment Advisory Fee   . . . . . . . . . . . . . . . . . .                 173                  231
Administrative Fee  . . . . . . . . . . . . . . . . . . . . .                 149                  195
Other Administrative Expenses   . . . . . . . . . . . . . . .                 163                  190
                                                                      -------------        -------------
                                                                              485                  616
                                                                      -------------        -------------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . .              $1,819               $1,544
                                                                      =============        =============
NET INCOME PER SHARE  . . . . . . . . . . . . . . . . . . . .              $  .17               $  .14
                                                                      =============        =============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   . . . . . . .          11,019,978           11,052,738
                                                                      =============        =============

The accompanying notes are an integral part of these statements.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                          Three Months Ended June 30,
                                                                           1994                 1993
                                                                          (000)                (000)
                                                                      -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . .             $   399             $   (239)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
      Provided by Operating Activities:
    Depreciation and Amortization   . . . . . . . . . . . . .                 320                  433
    Provision for Possible Losses   . . . . . . . . . . . . .                 780                1,854
    Valuation Allowance on Marketable Securities    . . . . .                  56                   --
    Changes in Other Assets and Liabilities   . . . . . . . .                 (40)                  16
                                                                      -------------        -------------
  Net Cash Provided by Operating Activities   . . . . . . . .               1,515                2,064
                                                                      -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Real Estate:
  Building Improvements   . . . . . . . . . . . . . . . . . .                  --                 (191)
Principal Repayments on Marketable Securities . . . . . . . .                  65                   --
Marketable Securities Acquired  . . . . . . . . . . . . . . .                (715)              (5,035)
                                                                      -------------        -------------
  Net Cash Used In Investing Activities   . . . . . . . . . .                (650)              (5,226)
                                                                      -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage Principal Payments . . . . . . . . . . . . . . . . .                 (23)                 (21)
Dividends Paid  . . . . . . . . . . . . . . . . . . . . . . .              (1,653)              (1,656)
                                                                      -------------        -------------
  Net Cash Used In Financing Activities   . . . . . . . . . .              (1,676)              (1,677)
                                                                      -------------        -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS   . . . . . . . . .                (811)              (4,839)
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD  . . . . . . .              10,289               10,304
                                                                      -------------        -------------
CASH AND CASH EQUIVALENTS--END OF PERIOD  . . . . . . . . . .              $9,478                5,465
                                                                      =============        =============

The accompanying notes are an integral part of these statements.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                           Six Months Ended June 30,
                                                                           1994                 1993
                                                                          (000)                (000)
                                                                      -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income    . . . . . . . . . . . . . . . . . . . . . . . .              $1,819               $1,544
  Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
    Depreciation and Amortization   . . . . . . . . . . . . .                 597                  843
    Provision for Possible Losses   . . . . . . . . . . . . .                 780                1,663
    Valuation Allowance on Marketable Securities    . . . . .                  60                   --
    Changes in Other Assets and Liabilities   . . . . . . . .                  16                  399
                                                                      -------------        -------------
  Net Cash Provided by Operating Activities   . . . . . . . .               3,272                4,449
                                                                      -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Real Estate:
  Building Improvements   . . . . . . . . . . . . . . . . . .                  --                 (231)
Principal Repayments on Marketable Securities . . . . . . . .                 137                   --
Marketable Securities Acquired  . . . . . . . . . . . . . . .                (715)              (5,035)
                                                                      -------------        -------------
  Net Cash Used In Investing Activities   . . . . . . . . . .                (578)              (5,266)
                                                                      -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage Principal Payments . . . . . . . . . . . . . . . . .                 (46)                 (41)
Dividends Paid  . . . . . . . . . . . . . . . . . . . . . . .              (1,653)              (1,656)
Shares Repurchased  . . . . . . . . . . . . . . . . . . . . .                  --                 (387)
                                                                      -------------        -------------
  Net Cash Used In Financing Activities   . . . . . . . . . .              (1,699)              (2,084)
                                                                      -------------        -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . .                 995               (2,901)
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD  . . . . . . .               8,483                8,366
                                                                      -------------        -------------
CASH AND CASH EQUIVALENTS--END OF PERIOD  . . . . . . . . . .              $9,478               $5,465
                                                                      =============        =============

The accompanying notes are an integral part of these statements.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                                       Accumulated
                                              Shares of               Distributions
                                         Beneficial Interest           In Excess of     Total Shareholders'
                                       Number          Amount          Net Income              Equity
                                                        (000)             (000)                (000)
                                  ---------------------------------------------------------------------------
Balance: January 1, 1994  . .        11,019,978       $80,608            $(6,867)             $73,741
Net Income for the Period   .                                              1,819                1,819
Income Distributions  . . . .                                             (3,306)              (3,306)
                                  ---------------------------------------------------------------------------
Balance: June 30, 1994  . . .        11,019,978       $80,608            $(8,354)             $72,254
                                  ===========================================================================

The accompanying notes are an integral part of these statements.




                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Fund's Annual Report to Shareholders for the year ended December 31, 1993. The results of operations for the three months and six months ended June 30, 1994, are not necessarily indicative of the results for the entire year ending December 31, 1994.

2. On April 13, 1994, the Fund obtained title to the Sheffield Forest Apartment complex in Silver Spring, Maryland via a transfer of all of the partnership interests of the borrower in full satisfaction of the mortgage loan outstanding. This investment, formerly classified as an In-Substance Foreclosed Asset at March 31, 1994, has been written down to its estimated fair value and reclassified as a direct ownership investment. No additional loss was required to be recorded since the allowance for possible losses previously recorded sufficiently reduced the carrying value of the Sheffield investment to its net realizable value at the date of the transfer.

3. Activity relating to the allowance for possible losses on real estate investments for the six months ended June 30, 1994, is as follows:


                                                      June 30, 1994
                                                     (In thousands)
                                                     --------------
Balance--January 1, 1994                                $2,410
Write-off of In-Substance Foreclosed Asset              (2,120)
Amounts Charged Off                                       (290)
                                                     --------------
Balance--June 30, 1994                               $       0
                                                     ==============

      During the quarter ended June 30, 1994, $1,070,000 was charged to the provision for possible losses to write-down the carrying value of a direct ownership investment to its estimated fair value.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS


Vanguard Real Estate I, a Sales-Commission-Free Income Properties Fund (the "Fund"), is a Massachusetts business trust that intends to continue to qualify as a real estate investment trust under the Internal Revenue Code. The Fund's investments include both direct ownership and shared appreciation mortgages and consist of four income-producing commercial properties (composed of one industrial park, one office building and two shopping centers), and one income-producing residential apartment complex. Geographically, the Fund's investments are located in various regions of the United States, with two properties located in the Mideast, and one property located in each of the North Central, Pacific Northwest and Pacific Southwest regions. In accordance with the Fund's Declaration of Trust, net proceeds from sale or repayment may not be reinvested in real estate investments after December 31, 1993. The Fund presently intends to liquidate all investments between 1994 and 1999.

RESULTS OF OPERATIONS

SIX-MONTH PERIOD ENDED JUNE 30, 1994 VS. SIX-MONTH PERIOD ENDED JUNE 30,
1993

The Fund had net income of $1,819,000, or $.17 per share, for the six-months ended June 30, 1994, as compared to net income of $1,544,000, or $.14 per share, for the same period of 1993. As more fully described below, this increase in net income reflects (i) a provision for possible losses of $780,000 for the six-months ended June 30, 1994 as compared to $2,000,000 for the comparable period in 1993; (ii) an increase in net rental income; (iii) a decrease in administrative expenses and (iv) decreases in net income from in-substance foreclosed assets and mortgage interest income, in each case as compared to such items in the six-months ended June 30, 1993 and excluding results from the Fund's Citadel II investment, which was transferred in September 1993.

For comparison purposes, results from Citadel II have been excluded since the Fund did not realize net income, or recognize a loss, related to Citadel II in 1993. In January 1993, the Fund defaulted on the mortgage loan obligation secured by its Citadel II office building investment in Orlando, Florida. The Fund subsequently ceded title to Citadel II to the lender in full satisfaction of amounts due under the non-recourse mortgage loan in September 1993. The investment had been written down to the remaining principal balance of the loan as of December 31, 1992. In addition, during the period of default, the net cash flow generated from the property s operations was remitted to the lender. Accordingly, the Fund did not realize any net income, or recognize a loss, related to Citadel II in 1993. The excess of the Citadel II property expenses over its net income for the six-months ended June 30, 1993 of $337,000 was charged to the Fund's allowance for possible losses, resulting in net income of $0 related to Citadel II in the first six-months of 1993.

The provision for possible losses, which is based upon management's regular evaluation of the recoverability of each investment in the portfolio, for the six-months ended June 30, 1994 in the amount of $780,000 ($1,070,000, net of charge-offs of $290,000) was recorded to write-down the carrying value of one of the Fund's direct ownership investments to its estimated fair value minus selling costs. During the second quarter of 1994, Fund management, based on information provided by the Fund's Adviser, shortened the estimated remaining holding period for this investment and, accordingly, reduced its carrying value.

Net rental income (rental income less real estate taxes and property operating expenses) increased by $204,000, or 8%, from $2,581,000 (exclusive of $512,000 of net rental income related to Citadel II) for the six-month period ended June 30, 1993 to $2,785,000 for the six-month period ended June 30, 1994. This increase was primarily due to the Fund obtaining title on April 13, 1994 to the Sheffield Forest Apartment complex in Silver Spring, Maryland, as described in

Note 2 of the accompanying financial statements. This investment, classified as an in-substance foreclosed asset since 1992, provided net rental income of $208,000 from April 13 through June 30, 1994.

At June 30, 1994 and June 30, 1993, the overall occupancy rate of the Fund's remaining three direct real estate investments was 99% and 98%, respectively. The occupancy rate of Sheffield Forest was 98% and 89% at June 30, 1994 and June 30, 1993, respectively. The overall occupancy rate of Plaza del Amo, the property underlying the Fund's mortgage loan investment, was 99% at June 30, 1994, as compared to 94% at June 30, 1993. Leases for 2% of the rentable space of the properties directly owned by the Fund, excluding Sheffield Forest, and for 4% of the rentable space at the property underlying the Fund's Plaza del Amo mortgage investment expire over the remainder of 1994, respectively. Leases for units at Sheffield Forest are generally for one-year terms as is customary for apartment leases. The Fund's Adviser is currently working to renew leases and to identify new tenants for space covered by leases that have expired or are expiring. However, there is no assurance that the Fund will be able to maintain its current occupancy and level of rental income.

Net income from in-substance foreclosed assets decreased by $1,231,000, or 78%, from $1,572,000 for the six-months ended June 30, 1993 to $341,000 for the comparable period of 1994. This decrease was a result of: (i) the discounted payoff in late July 1993 of the Carmel mortgage loan investment, which had been classified as an in-substance foreclosed asset since 1991 and which contributed $784,000 in net income for the six-months ended June 30, 1993, and (ii) the default by the borrower on the Sheffield Forest Apartments investment, which had been classified as an in-substance foreclosed asset since 1992, in January 1994. This default was remedied in April 1994, as described in Note 2 of the accompanying financial statements. For mortgage loans treated for accounting purposes as in-substance foreclosed assets, revenue is recognized only to the extent of cash receipts. During the period of default, the borrower remitted the net cash flow generated by the Sheffield property to the Fund, resulting in a decrease of $447,000 in net income from in-substance foreclosed assets from Sheffield for the six-months ended June 30, 1994 as compared to the same period in 1993.

Mortgage interest income decreased by $53,000, from $574,000 for the six-months ended June 30, 1993 to $521,000 for the comparable period of 1994. This decrease was primarily attributable to a valuation adjustment of $56,000 recorded in the quarter ended June 30, 1994 to reduce the carrying value of the Fund s investments in RTC-issued mortgage-backed securities to their market value at June 30, 1994. These investments were acquired in June 1993 and April 1994 as an additional temporary investment vehicle for excess working capital reserve balances.

Administrative expenses decreased by $131,000, from $616,000 for the six-months ended June 30, 1993 to $485,000 for the comparable period of 1994. This decrease was primarily due to the payoff of the Carmel investment and subsequent distribution of the proceeds to shareholders in 1993. This payoff resulted in lower advisory and administrative fees, which are based on invested real estate assets, in 1994.

Exclusive of the amounts related to Citadel II, mortgage interest expense decreased $4,000, and depreciation and amortization expense increased $2,000, respectively, for the six-months ended June 30, 1994 as compared to the same period in 1993.


THREE-MONTH PERIOD ENDED JUNE 30, 1994 VS. THREE-MONTH PERIOD ENDED JUNE
30, 1993

The Fund had net income of $399,000, or $.04 per share, for the three-months ended June 30, 1994, as compared to a net loss of ($239,000), or ($.02) per share, for the same period of 1993. The Fund's results of operations for the three-months ended June 30, 1994 reflects (i) the provision for possible losses of $780,000 as compared to $2,000,000 for the comparable period in 1993 and, as more fully described below, (ii) an increase in net rental income; (iii) a decrease in administrative expenses; and (iv) decreases in net income from foreclosed assets and mortgage interest income, in each case as compared to such items in the three-months ended June 30, 1993 and exclusive of amounts for the Fund's former Citadel II investment, if applicable.

Net rental income increased by $225,000, or 18%, from $1,275,000 (exclusive of $284,000 of net rental income from Citadel II) for the three-month period ended June 30, 1993 to $1,500,000 for the three-month period ended June 30, 1994. This increase was primarily due to the net rental income of $208,000 provided by Sheffield from April 13, the date title was obtained, through June 30, 1994.

Net income from in-substance foreclosed assets decreased from $787,000 for the three-months ended June 30, 1993 to $0 for the comparable period of 1994, as a result of the discounted payoff in late July 1993 of the Carmel mortgage loan investment and the default by the borrower on the Sheffield mortgage loan investment.

Mortgage interest income decreased by $76,000 from $297,000 for the three-months ended June 30, 1993 to $221,000 for the comparable period of 1994. This decrease was primarily attributable to a valuation adjustment of $56,000 recorded in the quarter ended June 30, 1994 to reduce the carrying value of the Fund's investments in RTC-issued mortgage-backed securities to their market value at June 30, 1994.

Administrative expenses decreased by $56,000 from $304,000 for the three-months ended June 30, 1993 to $248,000 for the comparable period of 1994. This decrease was primarily due to the payoff of the Carmel investment and subsequent distribution of the proceeds to shareholders in 1993. This payoff resulted in lower advisory and administrative fees, which are based on invested real estate assets, in 1994.

The excess of the Citadel II property expenses over its net income for the three-months ended June 30, 1993 of $146,000 was charged to the Fund's allowance for possible losses, resulting in net income of $0 related to Citadel II in the second quarter of 1993. Exclusive of the amounts related to Citadel II, mortgage interest expense decreased $3,000, and depreciation and amortization expense increased $5,000, respectively, for the three-months ended June 30, 1994.

On June 21, 1994, the Fund declared a second quarter distribution of $.15 per share, payable on July 29, 1994 to shareholders of record as of June 30, 1994.


LIQUIDITY AND CAPITAL RESOURCES

For the six-months ended June 30, 1994, distributions to shareholders in the amount of $3,306,000 exceeded funds from operations (defined as net income, plus depreciation and the provision for possible losses) for that same period by $110,000. Funds from operations are generated from the ongoing operations of the Fund's direct real estate investments and joint venture real estate investment, and interest income on short-term investments and its mortgage loan. Accordingly, unfavorable economic conditions, vacancies, environmental requirements, reductions in prevailing short-term interest rates or increases in major expenses such as energy, insurance, and real estate taxes could have an adverse impact upon the Fund's future funds from operations and distributions to shareholders.

As a matter of policy, the Fund seeks to maintain working capital reserves in an amount not less than $2,300,000, which amount constitutes 2% of the gross proceeds of the Fund's initial offering. Working capital reserves is defined as cash and cash equivalents and other working assets expected to be realized over the next year, less liabilities expected to be paid over the next year. Working capital reserves at June 30, 1994 aggregated approximately $10.1 million, representing 8.9% of the initial public offering proceeds, compared to working capital reserves of $8.5 million at December 31, 1993, which represented 7.4% of the Fund's initial offering proceeds.

The Fund presently intends, in accordance with its Declaration of Trust, to sell all of its remaining real estate investments and terminate the Fund between 1994 and 1999. Net proceeds from the sale or repayment of such investments will not be reinvested in additional real estate investments. The Fund's Adviser will continue to monitor investment disposition opportunities consistent with the Fund's liquidation objectives and policies.

During the fourth quarter of 1990, the Fund instituted a share repurchase program. Under the program, the Fund is authorized to repurchase in the open market from time to time up to 500,000 of the Fund's outstanding shares. As of July 31, 1994, 413,725 shares have been repurchased at an aggregate cost of $3,134,000. No shares were repurchased during the six-month period ended June 30, 1994.

It is the Fund's present intention to make aggregate distributions during 1994 of approximately $.60 per share. The Trustees and the Fund will continue to monitor the Fund's operating results and cash flow. The Fund's continued ability to make quarterly distributions in the amount of $.15 per share ($.60 annually) will depend upon the Fund's financial condition, its earnings and cash flow and other factors, and there can be no assurance that the Fund will be able to continue to make quarterly distributions to shareholders in the amount of $.15 per share.

The Fund intends to continue to qualify as a real estate investment trust under the Internal Revenue Code and distribute all of its taxable income. The Fund considers its liquidity, as well as its ability to generate cash, as adequate to meet its presently foreseeable operating and shareholder distribution requirements and to fund both its share repurchase program and capital improvements on its direct real estate investments. However, if additional funds are required, the Fund may borrow to meet its distribution requirements, subject to the availability of financing in the marketplace. At June 30, 1994, the Fund's debt to equity ratio was .03 to 1.

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

          Not Applicable

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

         (a)   Exhibits

          None

         (b)   Reports on Form 8-K

          The Fund filed no reports on Form 8-K during the second quarter ended June 30, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  Vanguard Real Estate Fund I,
         A Sales-Commission-Free Income Properties Fund




DATE 8/11/94                       John J. Brennan
                                   ---------------------------
                                   President


DATE 8/11/94                       Ralph K. Packard
                                   ---------------------------
                                   Vice President & Controller