Form 10-Q
period 1994-09-30
VANGUARD REAL ESTATE FUND I /MA/
filed 1994-11-14
CIK 801124

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended:  September 30, 1994

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

               Yes __X__      No _____

11,019,978 shares of beneficial interest outstanding as of October 31, 1994.

                                     INDEX


                                                             Page
     ITEM No.                                                 No.

     Cover Page. . . . . . . . . . . . . . . . . . . . . . . . .-
     Index . . . . . . . . . . . . . . . . . . . . . . . . . . .1

PART I         FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

     Balance Sheets. . . . . . . . . . . . . . . . . . . . . . .2
     Statements of Operations. . . . . . . . . . . . . . . . .3-4
     Statements of Cash Flows. . . . . . . . . . . . . . . . .5-6
     Statement of Changes in Shareholders' Equity. . . . . . . .7
     Notes to Financial Statements . . . . . . . . . . . . . . .8

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . 9-13


PART II        OTHER INFORMATION

     ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . 14
     ITEM 2.   Changes in Securities . . . . . . . . . . . . . 14
     ITEM 3.   Defaults Upon Senior Securities . . . . . . . . 14
     ITEM 4.   Submission of Matters to a Vote of
               Security Holders. . . . . . . . . . . . . . . . 14
     ITEM 5.   Other Information . . . . . . . . . . . . . . . 14
     ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . 14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                                 BALANCE SHEETS
                                  (Unaudited)

                                 September 30, 1994   December 31, 1993
ASSETS                                  (000)               (000)
                                    _____________       _____________
Investments in Real Estate:
  Direct Ownership Investments:
  Land                                  $15,020              $12,790
  Buildings and Improvements             37,213               31,432
                                  _____________        _____________
                                         52,233               44,222
  Less--Accumulated Depreciation          4,456                4,789
                                  _____________        _____________
                                         47,777               39,433
  Mortgage Loan Receivable               10,646               10,646
  In-Substance Foreclosed Asset              --               17,192
                                  _____________        _____________
                                         58,423               67,271
  Less: Allowance for Possible Losses        --                2,410
                                  _____________        _____________
  Net Investment Portfolio               58,423               64,861
Marketable Securities--REMICs             2,108                1,684
Short-Term Investments:
  Vanguard Money Market Reserves-
  Prime Portfolio
  (2,566,931 and 2,482,738 shares,
  respectively)                           2,567                2,483
  Temporary Cash Investments             11,991                6,000
Other Assets                              1,324                1,897
                                  _____________        _____________
TOTAL ASSETS                            $76,413              $76,925
                                  =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage Loans (including current
portion of $101 and $93, respectively) $  2,407             $  2,477
Due to Affiliates                           262                  149
Dividend Payable                          1,653                   --
Other Liabilities                           501                  558
                                  _____________        _____________
TOTAL LIABILITIES                         4,823                3,184
                                  _____________        _____________

Shares of Beneficial Interest, without
 par value, unlimited shares authorized  80,608               80,608
Accumulated Distributions in Excess
 of Net Income                          (9,018)              (6,867)
                                  _____________        _____________
TOTAL SHAREHOLDERS' EQUITY               71,590               73,741
                                  _____________        _____________

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                  $76,413              $76,925
                                  =============        =============

The accompanying notes are an integral part of these statements.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   Three Months Ended September 30,
                                       1994                 1993
REAL ESTATE INCOME                     (000)                (000)
                                   _____________        _____________
Rental Income                            $2,032               $1,877
Mortgage Interest Income                    285                  384
Net Income from In-Substance
  Foreclosed Assets                          --                  526
                                  _____________        _____________
                                          2,317                2,787
                                  _____________        _____________
REAL ESTATE EXPENSES
Mortgage Interest Expense                    60                  257
Real Estate Taxes                           202                  206
Property Operating Expenses                 584                  275
Depreciation and Amortization               308                  396
Provision for Possible Losses                --                1,372
                                  _____________        _____________
                                          1,154                2,506
                                  _____________        _____________

INCOME FROM REAL ESTATE                   1,163                  281
INVESTMENT INCOME FROM SHORT-TERM
  INVESTMENTS                               127                   74
                                  _____________        _____________
                                          1,290                  355
                                  _____________        _____________
ADMINISTRATIVE EXPENSES
Investment Advisory Fee                      84                  105
Administrative Fee                           70                   94
Other Administrative Expenses                80                   75
                                  _____________        _____________
                                            234                  274
                                  _____________        _____________

INCOME BEFORE NET LOSS ON SALE
  OF INVESTMENT                           1,056                   81
Net Loss on Sale of Investment             (67)                   --
                                  _____________        _____________
NET INCOME                              $   989               $1,881
                                  =============        =============

Weighted Average Number of Shares
  Outstanding                        11,019,978           11,033,329
                                  =============        =============
Net Income Per Share:
  Income Before Net Loss on
  Sale of Investment                   $    .10             $    .01
  Net Loss on Sale of Investment          (.01)                   --
                                  _____________        _____________

Net Income Per Share                   $    .09             $    .01
                                  =============        =============

The accompanying notes are an integral part of these statements.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    Nine Months Ended September 30,
                                       1994                 1993
REAL ESTATE INCOME                     (000)                (000)
                                   _____________        _____________

Rental Income                            $5,670               $5,961
Mortgage Interest Income                    805                  958
Net Income from In-Substance
  Foreclosed Assets                         341                2,098
                                  _____________        _____________
                                          6,816                9,017
                                  _____________        _____________
REAL ESTATE EXPENSES
Mortgage Interest Expense                   183                  968
Real Estate Taxes                           570                  663
Property Operating Expenses               1,069                  809
Depreciation and Amortization               904                1,239
Provision for Possible Losses               780                3,035
                                  _____________        _____________
                                          3,506                6,714
                                  _____________        _____________

INCOME FROM REAL ESTATE                   3,310                2,303
INVESTMENT INCOME FROM SHORT-TERM
  INVESTMENTS                               284                  212
                                  _____________        _____________
                                          3,594                2,515
                                  _____________        _____________
ADMINISTRATIVE EXPENSES
Investment Advisory Fee                     257                  336
Administrative Fee                          219                  289
Other Administrative Expenses               243                  265
                                  _____________        _____________
                                            719                  890
                                  _____________        _____________

INCOME BEFORE NET LOSS ON SALE
OF INVESTMENT                             2,875                1,625
Net Loss on Sale of Investment             (67)                   --
                                  _____________        _____________
NET INCOME                               $2,808               $1,625
                                  =============        =============

Weighted Average Number of Shares
Outstanding                          11,019,978           11,046,199
                                  =============        =============

Net Income Per Share:
  Income Before Net Loss on Sale
  of Investment                        $    .26             $    .15
  Net Loss on Sale of Investment          (.01)                   --
                                  _____________        _____________

Net Income Per Share                   $    .25             $    .15
                                  =============        =============

The accompanying notes are an integral part of these statements.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                   Three Months Ended September 30,
                                       1994                 1993
CASH FLOWS FROM OPERATING ACTIVITIES   (000)                (000)
                                   _____________        _____________

Net Income                            $     989               $7,981
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
  Provision for Possible Losses              --                1,372
  Depreciation and Amortization             308                  396
  Net Loss on Sale of Investment             67                   --
  Valuation Allowance on Marketable
   Securities                                23                   --
  Changes in Other Assets and
   Liabilities                             (25)                (215)
                                  _____________        _____________
  Net Cash Provided by Operating
   Activities                             1,362                1,634
                                  _____________        _____________

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Real Estate:
  Building Improvements                    (14)                (103)
  Payoff of In-Substance Foreclosed Asset    --               13,500
  Sale of Investment--Deluxe Check        5,342                   --
Marketable Securities Acquired               --             (10,974)
Principal Repayments on Marketable
  Securities                                 67                  278
                                  _____________        _____________

  Net Cash Provided by Investing
   Activities                             5,395                2,701
                                  _____________        _____________

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage Principal Payments                (24)                 (21)
Dividends Paid                          (1,653)              (1,656)
Shares Repurchased                           --                (200)
                                  _____________        _____________

  Net Cash Used In Financing
   Activities                           (1,677)              (1,877)
                                  _____________        _____________

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                              5,080                2,458
CASH AND CASH EQUIVALENTS--
  Beginning of Period                     9,478                5,465
                                  _____________        _____________

CASH AND CASH EQUIVALENTS--
  End of Period                         $14,558               $7,923
                                  =============        =============

The accompanying notes are an integral part of these statements.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                    Nine Months Ended September 30,
                                       1994                 1993
CASH FLOWS FROM OPERATING ACTIVITIES   (000)                (000)
                                   _____________        _____________

Net Income                             $  2,808               $1,625
Adjustments to Reconcile Net
 Income to Net Cash Provided by
 Operating Activities:
  Provision for Possible Losses             780                3,035
  Depreciation and Amortization             904                1,239
  Net Loss on Sale of Investment             67                   --
  Valuation Allowance on Marketable
   Securities                                83                   --
  Changes in Other Assets and
   Liabilities                              (8)                  184
                                  _____________        _____________
  Net Cash Provided by Operating
   Activities                             4,634                6,083
                                  _____________        _____________
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Real Estate:
  Building Improvements                    (14)                (334)
  Payoff of In-Substance Foreclosed
   Asset                                     --               13,500
  Sale of Investment--Deluxe Check        5,342                   --
Marketable Securities Acquired            (715)             (16,009)
Principal Repayments on Marketable
 Securities                                 204                  278
                                  _____________        _____________
  Net Cash Provided by (Used In)
   Investing Activities                   4,817              (2,565)
                                  _____________        _____________

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage Principal Payments                (70)                 (62)
Dividends Paid                          (3,306)              (3,312)
Shares Repurchased                           --                (587)
                                  _____________        _____________
  Net Cash Used In Financing
   Activities                           (3,376)              (3,961)
                                  _____________        _____________
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                     6,075                (443)
CASH AND CASH EQUIVALENTS--
  Beginning of Period                     8,483                8,366
                                  _____________        _____________
CASH AND CASH EQUIVALENTS--
  End of Period                         $14,558               $7,923
                                  =============        =============

The accompanying notes are an integral part of these statements.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                        Accumulated
                                  Shares of            Distributions
                             Beneficial Interest        In Excess of    Total Shareholders'
                            Number        Amount         Net Income           Equity
                                          (000)            (000)               (000)

Balance: January 1, 1994    11,019,978     $80,608        $(6,867)         $73,741
Net Income for the Period                                   2,808            2,808
Distributions                                              (4,959)          (4,959)
                            ----------    ---------     ----------         ---------
Balance: September 30, 1994 11,019,978      $80,608        $(9,018)         $71,590
                            ==========    =========     ==========         =========

The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Fund's Annual Report to Shareholders for the year ended December 31, 1993. The results of operations for the three months and nine months ended September 30, 1994 are not necessarily indicative of the results for the entire year ending December 31, 1994.

2. On April 13, 1994, the Fund obtained title to the Sheffield Forest Apartment complex in Silver Spring, Maryland via a transfer of all of the partnership interests of the borrower in full satisfaction of the mortgage loan outstanding. This investment, formerly classified as an In-Substance Foreclosed Asset, has been written down to its estimated fair value and reclassified as a direct ownership investment. No additional loss was required to be recorded at the date of the transfer since the allowance for possible losses previously recorded sufficiently reduced the carrying value of the Sheffield investment to its net realizable value.

3. Activity relating to the allowance for possible losses on real estate investments for the nine months ended September 30, 1994, is as follows:

        September 30, 1994
          (In thousands)

       Balance--January 1, 1994                 $2,410)
       Write-off--Reclassification of
        In-Substance Foreclosed Asset           (2,120)

       Amounts Charged Off                        (290)
                                             __________
       Balance--September 30, 1994                $   0
                                             ==========


       During the quarter ended June 30, 1994, $1,070,000 was charged to the provision for possible losses to write-down the carrying value of the Fund's Minnesota direct ownership investment to its estimated net realizable value.

4. On August 17, 1994, the Fund sold the Deluxe Check, or Arden Hills, building in its Minnesota Portfolio for $5,550,000. Arden Hills, purchased in February 1988, was the largest of the three buildings in the Minnesota Portfolio. In connection with the sale, and in accordance with the terms of the Fund's advisory agreement, the Fund incurred a disposition fee of $108,000, representing 2% of the net proceeds of the transaction, payable to its Adviser. The Fund realized a loss of $1,137,000 on the sale of the building, $1,070,000 of which was recognized via a write-down of the investment's carrying value in the second quarter of 1994.

5. On October 3, 1994, the Fund sold the Seattle Industrial Portfolio ("Seattle") for $31,850,000. In connection with the sale, the Fund paid a sales incentive fee of $520,000 to the Seattle property manager, and in accordance with the terms of the Fund's advisory agreement, incurred a disposition fee, representing 2% of the net proceeds of the transaction, of approximately $614,000 payable to the Fund's Adviser. The Seattle property manager is a wholly-owned subsidiary of the purchaser.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Vanguard Real Estate I, a Sales-Commission-Free Income Properties Fund (the "Fund"), is a Massachusetts business trust that intends to continue to qualify as a real estate investment trust under the Internal Revenue Code. The Fund's investments include both direct ownership properties and a shared appreciation mortgage and consist of four income-producing commercial properties (composed of one industrial park, one office building and two shopping centers), and one income-producing residential apartment complex. Geographically, the Fund's investments are located in each of the North Central, Pacific Northwest, Pacific Southwest and Mideast regions. In accordance with the Fund's Declaration of Trust, net proceeds from sale or repayment may not be reinvested in real estate investments after December 1993. The Fund presently intends to liquidate all investments between 1994 and 1999.

RESULTS OF OPERATIONS

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1994 VS. NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1993

The Fund had net income of $2,808,000, or $.25 per share, for the nine-months ended September 30, 1994, as compared to net income of $1,625,000, or $.15 per share, for the same period of 1993. As more fully described below, this increase in net income reflects (i) a provision for possible losses of $780,000 for the nine-months ended September 30, 1994 as compared to $3,500,000 for the comparable period in 1993; (ii) an increase in net rental income; (iii) a decrease in administrative expenses; and (iv) decreases in net income from in-substance foreclosed assets and mortgage interest income, in each case as compared to such items in the nine-months ended September 30, 1993 and excluding results from the Fund's Citadel II investment, to which title was transferred on September 1, 1993.

For comparison purposes, results from Citadel II have been excluded since the Fund did not realize net income, or recognize a loss, related to Citadel II in 1993. In January 1993, the Fund defaulted on the mortgage loan obligation secured by its Citadel II office building investment in Orlando, Florida. In September 1993, the Fund ceded title to Citadel II to the lender in full satisfaction of amounts due under the non-recourse mortgage loan. This investment had been written down to the remaining principal balance of the loan as of December 31, 1992. In addition, during the period of default, the net cash flow generated from the property's operations was remitted to the lender. Accordingly, the Fund did not realize any income related to Citadel II in 1993. The excess of the Citadel II property expenses over its income for the nine-months ended September 30, 1993 of $465,000 was charged to the Fund's provision for possible losses, resulting in net income of $0 related to Citadel II in the first nine months of 1993.

On August 17, 1994, the Fund sold the Deluxe Check, or Arden Hills, building in its Minnesota Portfolio for $5,550,000. Arden Hills, purchased in February 1988, was the largest of the three buildings in the Minnesota Portfolio. The terms of the sale are more fully described in Note 4 of the accompanying financial statements.

The provision for possible losses, which is based on management's regular evaluation of the recoverability of each investment in the portfolio, for the nine-months ended September 30, 1994 was $780,000 ($1,070,000, net of charge-offs of $290,000). During the second quarter of 1994, $1,070,000 was charged to the provision for possible losses to write-down the carrying value of the Fund's Minnesota investment, based on a shorter estimated remaining holding period for the Arden Hills building, to its estimated net realizable value. The Fund realized a loss of $1,137,000 on the sale of Arden Hills, $1,070,000 of which was recognized via the second quarter 1994 write-down. The remaining $67,000 was recorded in the third quarter of 1994.

Net rental income (rental income less real estate taxes and property operating expenses) increased by $205,000, or 5%, from $3,826,000 (exclusive of $663,000 of net rental income related to Citadel II) for the nine-month period ended September 30, 1993 to $4,031,000 for the nine-month period ended September 30, 1994. This increase was primarily due to the Fund obtaining title on April 13, 1994 to the Sheffield Forest Apartment complex in Silver Spring, Maryland, as described in Note 2 of the accompanying financial statements. This investment, which had been classified as an in-substance foreclosed asset during all of 1993, provided net rental income of $253,000 from April 13 through September 30, 1994. This increase was partially offset by a $36,000 decrease in net rental income from the Minnesota Portfolio resulting from the August 1994 sale of the Arden Hills building.

At each of September 30, 1994 and September 30, 1993, the overall occupancy rate of the Fund's remaining three direct real estate investments, excluding Sheffield Forest Apartments, was 98%. The occupancy rate of Sheffield Forest was 95% and 93% at September 30, 1994 and September 30, 1993, respectively. The overall occupancy rate of Plaza Del Amo, the property underlying the Fund's mortgage loan investment, was 99% at September 30, 1994, as compared to 94% at September 30, 1993. Leases for 1% of the rentable space of the properties directly owned by the Fund, excluding Sheffield Forest, and for 2% of the rentable space at the property underlying the Fund's Plaza Del Amo mortgage investment expire over the remainder of 1994, respectively. Leases for units at Sheffield Forest are generally for one-year terms as is customary for apartment leases. The Fund's Adviser is currently working to renew leases and to identify new tenants for space covered by leases that have expired or are expiring. However, there is no assurance that the Fund will be able to maintain its current occupancy and level of rental income.

Net income from in-substance foreclosed assets decreased by $1,757,000, or 84%, from $2,098,000 for the nine-months ended September 30, 1993 to $341,000 for the comparable period of 1994. This decrease was a result of:
(i) the discounted payoff in late July 1993 of the Carmel mortgage loan investment, which had been classified as an in-substance foreclosed asset since 1991 and which contributed $915,000 in net income for the nine-months ended September 30, 1993, and (ii) the default by the borrower on the Sheffield Forest Apartments investment in January 1994, which had been classified as an in-substance foreclosed asset since 1992. This default was cured in April 1994, as described in Note 2 of the accompanying financial statements. With respect to a mortgage loan treated for accounting purposes as an in-substance foreclosed asset, revenue is recognized only to extent of cash receipts. During the period of default, the borrower remitted the net cash flow generated by the Sheffield property to the Fund, resulting in a decrease of $842,000 in net income from in-substance foreclosed assets from Sheffield for the nine-months ended September 30, 1994 as compared to the same period in 1993.

Mortgage interest income decreased by $153,000, from $958,000 for the nine-months ended September 30, 1993 to $805,000 for the comparable period of 1994. This decrease was primarily attributable to (i) a decrease of $44,000 in interest income earned from the Fund's investments in RTC-issued mortgage-backed securities; and (ii) valuation adjustments of $83,000 recorded in the 1994 period to reduce the carrying value of such mortgage-backed securities. Interest income earned from mortgage-backed securities decreased as a result of a lower average investment balance in such securities for the nine-months ended 1994 as compared to 1993. Valuation adjustments to reduce the carrying value of such securities have been recorded to reflect reductions in the market value of these investments resulting from increases in prevailing interest rates. These investments were acquired as an additional temporary investment vehicle for excess working capital reserve balances.

Administrative expenses decreased by $171,000, from $890,000 for the nine-months ended September 30, 1993 to $719,000 for the comparable period of 1994. This decrease was primarily due to lower advisory and administrative fees, payable in the 1994 period, which fees are based on invested real estate assets. The Fund's assets invested in real estate during the 1994 period decreased due to the payoff of the Carmel investment and subsequent distribution of the proceeds to shareholders in 1993 and the sale of the Arden Hills building in August 1994.

Investment income from short-term investments increased by $72,000, or 34%, from $212,000 for the nine-months ended September 30, 1993 to $284,000 for the same period of 1994. This increase is primarily due to income from the investment of proceeds made available from the Arden Hills sale in August 1994 and an increase in prevailing short-term interest rates in 1994 compared with 1993.

Exclusive of the amounts related to Citadel II, depreciation and amortization expense increased $61,000, and mortgage interest expense decreased $7,000, respectively, for the nine-months ended September 30, 1994 compared to the same period of 1993.


THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1994 VS. THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1993

The Fund had net income of $989,000, or $.09 per share, for the three-months ended September 30, 1994, as compared to net income of $81,000, or $.01 per share, for the same period of 1993. The Fund's results of operations for the three-months ended September 30, 1993 includes a provision for possible losses in the amount of $1,500,000, before charge-offs related to Citadel II, to reduce the carrying value of Sheffield Forest. Excluding this provision for possible losses for Sheffield, net income decreased by $592,000 for the three-month period ended September
30, 1994 as compared to the same period in 1993.  This decrease reflects:
(i) an increase in net rental income; (ii) a decrease in administrative expenses; (iii) an increase in short-term investment income; and (iv) decreases in net income from foreclosed assets and mortgage interest income, in each case as compared to such items in the three-months ended
September 30, 1993 and exclusive of amounts for the Fund's former Citadel II investment, if applicable.

Net rental income increased by $1,000, from $1,245,000 (exclusive of $151,000 of net rental income from Citadel II) for the three-month period ended September 30, 1993 to $1,246,000 for the three-month period ended September 30, 1994. This increase was primarily due to the net rental income of $45,000 attributable to Sheffield in the third quarter of 1994 and an increase in net rental income of $65,000 from the Fund's direct investment in Seattle Industrial Parks. These increases were principally offset by an $84,000 decrease in net rental income from the Minnesota Portfolio. Seattle's net rental income increase, from $751,000 in the three-months ended September 30, 1993 to $816,000 for the same period in 1994, was primarily due to lower property operating expenses in the third quarter of 1994 as compared to the same period of 1993. The Minnesota decrease resulted from the sale of the Arden Hills building in August 1994.

Net income from in-substance foreclosed assets decreased from $526,000 for the three-months ended September 30, 1993 to $0 for the comparable period of 1994, as a result of the discounted payoff in late July 1993 of the Carmel mortgage loan investment in July of 1993 and the default by the borrower on the Sheffield mortgage loan investment.

Mortgage interest income decreased by $99,000, from $384,000 for the three-months ended September 30, 1993 to $285,000 for the comparable period of 1994. This decrease was attributable to (i) a $76,000 decrease in interest income as a result of a lower average investment balance in RTC-issued mortgage-backed securities during the third quarter of 1994 as compared to the third quarter of 1993; and (ii) a valuation adjustment of $23,000 recorded in the quarter ended September 30, 1994 to reduce the carrying value of such investments to their market value at September 30, 1994.

Administrative expenses decreased by $40,000, from $274,000 for the three-months ended September 30, 1993 to $234,000 for the comparable period of 1994. This decrease was primarily due to lower advisory and administrative fees, payable in the 1994 period, which fees are based on invested real estate assets. The Fund's assets invested in real estate during the 1994 period decreased due to the payoff of the Carmel investment and subsequent distribution of the proceeds to shareholders in 1993 and the sale of Arden Hills building in August 1994.

Short-term investment income increased by $53,000, or 72%, from $74,000 for the three-months ended September 30, 1993 to $127,000 for the comparable period of 1994. This increase was primarily due to income from the investment of the proceeds received from the Minnesota sale in August of 1994, and an increase in prevailing short-term interest rates in 1994 compared to 1993.

The excess of the Citadel II property expenses over its net income for the three-months ended September 30, 1993 of $128,000 was charged to the Fund's allowance for possible losses, resulting in net income of $0 related to Citadel II in the third quarter of 1993. Exclusive of the amounts related to Citadel II, depreciation and amortization expense increased $29,000 and mortgage interest expense decreased $3,000, respectively, for the three-months ended September 30, 1994.

On September 22, 1994 the Fund declared a third quarter distribution of $.15 per share, payable on October 28, 1994 to shareholders of record as of September 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-months ended September 30, 1994, the Fund generated funds from operations (defined as net income, plus depreciation and amortization and the provision for possible losses) in the amount of $4,559,000, or $.41 per share, compared to $5,899,000, or $.53 per share in the comparable 1993 period. For the nine-months ended September 30, 1994, distributions to shareholders in the amount of $4,959,000 exceeded funds from operations for that same period by $400,000. Funds from operations are generated from the ongoing operations of the Fund's direct real estate investments and interest income on short-term investments and its mortgage loan. Accordingly, unfavorable economic conditions, vacancies, environmental requirements, reductions in prevailing short-term interest rates or increases in major expenses such as energy, insurance, and real estate taxes could have an adverse impact upon the Fund's future funds from operations and the Fund s ability to make distributions to shareholders.

As a matter of policy, the Fund seeks to maintain working capital reserves in an amount not less than $2,300,000, which amount constitutes 2% of the gross proceeds of the Fund's initial offering. Working capital reserves is defined as cash and cash equivalents and other working assets expected to be realized over the next year, less liabilities expected to be paid over the next year. Working capital reserves at September 30, 1994 aggregated approximately $15.1 million, representing 13.2% of the initial public offering proceeds, compared to working capital reserves of $8.5 million at December 31, 1993, which represented 7.4% of the Fund's initial offering proceeds. The increase in working capital primarily reflects the net proceeds received on the sale of Arden Hills in August 1994.

On October 3, 1994, the Fund sold the Seattle Industrial Portfolio for $31,850,000. Net proceeds from the sale were $30,100,000, which reflects a contract price of 35% above the Fund's cost ($22,300,000) when purchased in January 1988. Of the Fund's $.69 per share and $.41 per share of funds from operations generated by the Fund in the year ended December 31, 1993 and in the nine-months ended September 30, 1994, respectively, $.27 per share and $.20 per share was attributable to the Seattle Portfolio. The Fund's Adviser will continue to evaluate investment disposition opportunities that are consistent with the Fund's liquidation objectives and policies. The Fund presently intends, in accordance with its Declaration of Trust, to sell all of its remaining real estate investments and terminate the Fund between 1994 and 1999. Net proceeds from sale or repayment will not be reinvested in real estate investments. Fund management expects to pay out the net proceeds from the sales of Arden Hills and Seattle, and any other sale that may occur in the remainder of 1994, to shareholders along with the Fund's normal year-end distributions.

During the fourth quarter of 1990, the Fund instituted a share repurchase program. Under the program, the Fund is authorized to repurchase in the open market from time to time up to 500,000 of the Fund's outstanding shares. As of October 31, 1994, 413,725 shares have been repurchased at an aggregate cost of $3,134,000. No shares were repurchased during the nine-month period ended September 30, 1994.

It is the Fund's present intention to make aggregate distributions during 1994 of approximately $.60 per share, plus a return of capital distribution principally representing the net proceeds from property sales. Such a return of capital will reduce the book value of the Fund's shares, and also the amount of future income the Fund may be expected to generate. The Fund's continued ability to make quarterly distributions in the amount of $.15 per share ($.60 annually) is dependent upon the Fund's financial condition, its earnings and cash flow and other factors. As a result of the Fund's recent property sales, and management's present intention to distribute the net proceeds from such sales, the Fund's Board of Trustees will evaluate the Fund's future distribution policy at its December 1994 Board meeting. Accordingly, there can be no assurance that the Fund will be able to continue to make quarterly distributions to shareholders in the amount of $.15 per share.

The Fund intends to continue to qualify as a real estate investment trust under the Internal Revenue Code and distribute all of its taxable income. The fund considers its liquidity, as well as its ability to generate cash, as adequate to meet its presently foreseeable operating and shareholder distribution requirements and to fund both its share repurchase program and capital improvements on its direct real estate investments. However, if additional funds are required, the Fund may borrow to meet its distribution requirements, subject to the availability of financing in the marketplace. At September 30, 1994, the Fund's debt to equity ratio was .04 to 1.

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

          Not Applicable

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

      (a) Exhibits

          27.  Financial Data Schedule
               A Financial Data Schedule for the nine months ended September 30, 1994, was submitted in electronic format only.

      (b) Reports on Form 8-K

               During the third quarter ended September 30, 1994, the Fund filed a Report on Form 8-K, dated August 17, 1994, reporting, in Item 2, the sale of its Arden Hills (Deluxe Check) investment. Item 7 financial statements included in such filing were pro forma statements of operations for the year ended December 31, 1993 and six-months ended June 30, 1994, respectively, and a pro forma balance sheet at June 30, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  Vanguard Real Estate Fund I,
         A Sales-Commission-Free Income Properties Fund




DATE: November 14, 1994            John J. Brennan
                                   President


DATE: November 14, 1994            Ralph K. Packard
                                   Vice President & Controller