Form 10-K
VANGUARD REAL ESTATE FUND I /MA/
filed 1995-03-31
CIK 801124

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
               Annual Report Pursuant To Section 13 or 15 (d) of
                      The Securities Exchange Act of 1934
For the Fiscal Year Ended                                 Commission File Number
December 31, 1994                                                        0-16785



VANGUARD REAL ESTATE FUND I, A Sales-Commission-Free Income Properties Fund (Exact Name of Registrant as specified in its charter)

Massachusetts                                                         23-6861048
(State or other jurisdiction of                                    (IRS Employer
 incorporation or organization)                              Identification No.)

Vanguard Financial Center, Malvern, PA                                     19355
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _X_   NO ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's outstanding shares of beneficial interest held by non-affiliates on February 28, 1995 was $45,389,347 based upon the last sale price of the shares on February 28, 1995.

     As of February 28, 1995, 11,019,978 shares of beneficial interest were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders
for fiscal year ended December 31, 1994           Part II (Items 6-8)

Portions of the definitive Proxy Statement,
filed pursuant to Regulation 14A, to be
issued in connection with the Annual Meeting
of Shareholders to be held on April 18, 1995      Part III (Items 10-13)

                                     INDEX



ITEM NO.                                                    PAGE NO.

Cover Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . -
Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

PART I

1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . 4
3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 8
4.   Submission of Matters to a Vote of Security Holders . . . . . . 8

PART II

5.   Market for Registrant's Common Equity and Related
     Shareholder Matters . . . . . . . . . . . . . . . . . . . . . . 8
6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . .10
7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . .10
8.   Financial Statements and Supplementary Data . . . . . . . . . .10
9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure . . . . . . . . . . . . . .10

PART III

10.  Directors and Executive Officers of the Registrant. . . . . . .10
11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .10
12.  Security Ownership of Certain Beneficial Owners
     and Management. . . . . . . . . . . . . . . . . . . . . . . . .10
13.  Certain Relationships and Related Transactions. . . . . . . . .11

PART IV

14.  Exhibits, Financial Statement Schedules and Reports
     on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .12
     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .23
     Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . .24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

                                     PART I

Item 1. Business

     Vanguard Real Estate Fund I, A Sales-Commission-Free Income Properties Fund (the "Fund"), was organized on September 10, 1986 as a Massachusetts business trust and is a qualified finite-life real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Fund has no employees. The Fund's Declaration of Trust precludes the Fund from reinvesting net proceeds from the sale or repayment of its real estate investments after December 31, 1993 and contemplates the liquidation of all the Fund's investments after a period of approximately seven to twelve years following the completion of its initial public offering, or between June 30, 1994 and 1999, respectively.

     On December 12, 1994, the Fund's Board of Trustees adopted a Plan of Liquidation and Termination (the Liquidation Plan ). The Trustee's decision to adopt the Liquidation Plan at this point in the Fund's initially contemplated liquidation period was driven by several factors, including real estate market conditions affecting each investment in the Fund's portfolio and tax considerations affecting real estate investment trusts. The Liquidation Plan provides that the Fund will dispose of all of its assets, wind up its affairs, pay or adequately provide for the payment of all of its liabilities and distribute for the benefit of its shareholders all of the Fund's assets over 24 months, in complete cancellation and redemption of all issued and outstanding shares of beneficial interest. Under the Liquidation Plan, the Fund's Adviser, Aldrich, Eastman and Waltch, L.P., Trustees and officers are authorized and directed to take any and all actions as may be necessary or convenient to market the assets of the Fund and convert them into a form that may be distributed to shareholders. The Liquidation Plan provides that the Fund's assets may be sold, conveyed, transferred or otherwise disposed of when and on such terms and conditions as are deemed by the Trustees to be in the best interests of the Fund and the shareholders.

     The Fund is currently in the process of liquidating its real estate investments and distributing the net proceeds to its shareholders in accordance with the Liquidation Plan. At December 31, 1994, the Fund held investments in four income-producing properties or portfolios, including three commercial properties (consisting of one office complex located outside of Minneapolis, Minnesota, and shopping centers located in
Torrance, California and Durham, North Carolina) and one residential
apartment complex located in Montgomery County, Maryland.   It is
contemplated that the Fund will be completely liquidated and dissolved by December 12, 1996. To the extent that the Fund has not disposed of all of its assets or made provision for all of its liabilities on December 12, 1996, the Fund intends to form a liquidating trust, the beneficiaries of which will be the shareholders of the Fund. All assets and liabilities of the Fund not previously disposed of and discharged will be transferred to the liquidating trust. Shares of the Fund would no longer be traded and the beneficial interests in the liquidating trust would not be readily
transferable.   As of February 28, 1995, approximately $41 million was
invested in real estate assets, of which $28 million (68%) consisted of real estate owned directly, $11 million (27%) consisted of a mortgage loan investment, and $2 million (5%) consisted of marketable securities.

     Pending disposition of the Fund's real estate investments pursuant to the Liquidation Plan, the Fund's real estate investments will continue to be subject to competition from existing commercial, industrial, and residential properties and will be subject to competition from properties that are developed in the future. The REIT provisions of the Code impose certain financial, investment and operational restrictions that are not applicable to competing entities that are not REITs.

     Pursuant to the Liquidation Plan, in disposing of real estate investments, the Fund is in competition with other domestic institutional investors, including commercial banks and other financial institutions, insurance companies, pensions and other retirement funds, mortgage bankers, other real estate investment trusts, real estate brokers, developers and various types of foreign investors who may be seeking to dispose of real estate investments. The principal factors of competition for the disposition of the mortgage loan receivable include the base interest rate, contingent interest rate and the amount of loan relative to the value of the underlying property. In the case of leased properties which the Fund owns or which secure Fund investments, the marketability of the investments is also affected by how rental rates, lease terms, free rent concessions and tenant improvement allowances compare with those in local markets.

     Pursuant to a Services Agreement dated December 23, 1986 (the "Services Agreement") between the Fund and The Vanguard Group, Inc. (the "Sponsor"), the Sponsor has been retained to provide administrative services for the Fund, including the maintenance of financial records, oversight of the performance of outside service providers and the preparation and distribution of communications to shareholders, etc., and to supervise its day-to-day business affairs. Pursuant to an Advisory Agreement dated December 23, 1986 (as amended, the "Advisory Agreement") between the Fund and Aldrich, Eastman & Waltch, Inc. (the "Adviser"), the Adviser has been retained to advise the Fund in connection with the evaluation, selection, management and disposition of its real estate investments. For additional information concerning the Sponsor, the Adviser, the Services Agreement and the Advisory Agreement, see Item 8, Financial Statements and Supplementary Data - Notes to Financial Statements, and Item 13, Certain Relationships and Related Transactions.

     The Fund has elected to be treated as a REIT under the Code. The Fund intends to operate in a manner that will continue to maintain its qualification as a REIT during its liquidation period.


     For additional information regarding the Fund's Liquidation Plan, investments, operations, and other significant events, see Item 2, Properties, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

     The following table sets forth the names and positions with the Fund of the executive officers of the Fund:

          NAME                   AGE     POSITIONS
          John C. Bogle          65      Trustee and Chairman of the Board
          John J. Brennan        40      President
          Ralph K. Packard       50      Vice President and Controller
          Richard F. Hyland      57      Treasurer
          Raymond J. Klapinsky   56      Secretary

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

     Mr. Bogle is Chairman and Chief Executive Officer of the Fund, The Vanguard Group, Inc. (the Sponsor of the Fund) and each of the investment companies in The Vanguard Group. Mr. Bogle has served in such capacities during each of the past five years. Mr. Bogle also serves as a Director of The Mead Corporation and General Accident Insurance Companies.

     Mr. Brennan is President of The Vanguard Group, Inc. and has served in such capacity during each of the past five years. Mr. Brennan also serves as a Director (Trustee) of The Vanguard Group, Inc., and each of the investment companies in The Vanguard Group.

     Mr. Packard is Senior Vice President and Chief Financial Officer of The Vanguard Group, Inc. and has served in such capacity during each of the past five years.

     Mr. Hyland is, and has served for each of the past five years as, Treasurer of The Vanguard Group, Inc. and each of the investment companies in The Vanguard Group.

     Mr. Klapinsky is, and has served for each of the past five years as, Senior Vice President and Secretary of The Vanguard Group, Inc. and each of the investment companies in The Vanguard Group.

Item 2. Properties

As of December 31, 1994, the Fund held the following real estate investments:

                               EQUITY INVESTMENTS

                                 Nature of                                                Initial
                                 Title                                     Total          Acquisition
                                 to/Interest in                  Date      Square         Cost
Property & Location              Property        Description     Acquired  Footage/Units  (000)
-------------------              --------------  -----------     --------  -------------  -----------
Durham, North Carolina
  Oakcreek Village               Direct          Community       11-25-87  116,195        $10,592
                                 Ownership       Shopping                  square feet
                                                 Center

Silver Spring, Maryland
  Sheffield Forest Apartments    Direct          Apartment       4-13-94*  256 units       15,500
                                 Ownership       Complex

The Minnesota Portfolio:

Roseville, Minnesota
  Fairview Industrial Building   Direct          Office and      2-25-88   29,412           1,200
                                 Ownership       Warehouse                 square feet

Shoreview, Minnesota
  Shoreview Professional         Direct          Office          2-25-88   10,627           1,236
  Building                       Ownership                                 square feet     -------

Total Equity Investments                                                                  $28,528
                                                                                          =======
Total Square Feet                                                          156,234
                                                                           =======

*Property was a mortgage loan investment from 12/8/88 - 4/13/94.

                              MORTGAGE INVESTMENTS

                                                                                       Funds
                                       Nature of              Total                    Advanced and
                                       Title to/              Square     Mortgage      Mortgage
                                       Interest     Date      Footage/   Receivable    Debt Repaid    Mortgage Debt
Property and Location   Description    In           Acquired  Units      (000)         (000)          (000)
---------------------   -----------    ---------    --------  --------   ----------    ------------   -------------
Torrance, California    Community      Shared-      9-16-87   91,609     $10,646*      $8,263         $2,383
 Plaza del Amo          Shopping       Appreciation
                        Center         Wraparound
                                       Mortgage
Total Mortgage                                                           -----------------------------------
Investment                                                               $10,646       $8,263         $2,383
                                                                         =======       ======         ======

* In late September 1994, the Fund exercised its call right with respect to its Plaza del Amo mortgage loan investment. As a result, the entire balance of the loan, less the unpaid balance of the senior mortgage on the Plaza property, was due and payable on March 26, 1995. The borrower failed to tender payment of the outstanding loan balance on March 26, 1995 and is now in default under the terms of the loan. The Fund and the borrower are currently negotiating in an effort to seek a resolution of the default, which resolution may include satisfaction of the loan by means of a transfer of title of the property to the Fund in lieu of foreclosure. Since, as of the exercise of the call right and as of December 31, 1994 the appraised value of the Plaza property securing the loan was in excess of the mortgage loan's current carrying value, no loss is currently expected to be incurred by the Fund as a result of the default. The borrower is also expected to continue to pay all interest due until transfer of the property to the Fund.

     Set forth below is a summary of the general competitive conditions for those properties whose book value is ten percent or more of the Fund's total assets as of December 31, 1994, or whose gross revenues are ten percent or more of the aggregate gross revenues of the Fund for the year ended December 31, 1994.

Plaza del Amo
-------------

     Plaza Del Amo is a neighborhood shopping center located in Torrance, California, a highly dense trade area (3-mile ring) with approximately 215,000 residents. Torrance is a submarket of the South Bay area of Southern California, where the economy, seriously undermined by the recent recession in the defense and aerospace industries, is showing the initial signs of
recovery after a 4 1/2 year downturn.    Population growth of 3.9% over the
past five years has improved significantly and is currently outpacing
Los Angeles County's rate (3.0%). Household incomes have lagged behind those of the Los Angeles market. Per capita and the median household income grew 10.3% and 6.3% over the past five years in the trade area versus 13.2% and 6.8%, respectively, in Los Angeles. While Torrance is a mature city with relatively little population growth projected over the next five years, retail sales are beginning to increase again. In 1994, retail sales grew approximately 4%; however retail construction permit activity has decreased by approximately 14%. Current vacancy rates for retail space are at 10%.
The only planned project in Torrance is a Kmart 500,000 square foot center. Market rental rates currently range from $1.70 per square foot to $1.90 per square foot monthly.

Oakcreek Village
----------------

     Oakcreek Village is a neighborhood shopping center located in Durham, North Carolina. Annual population growth has been approximately 2% over the past three years; while households have grown over 11% during that time. The median household income has grown approximately 22% in the last five years while per capita income increased approximately 27% during that time. The market vacancy rate remains tight at only 3%. Market rental rates have risen at an annual average rate of 7% over the past two years, from $9.50- $11.50 per square foot NNN (triple net leases) to $10.50-$13.50 per square foot NNN.

Sheffield Forest Apartments
---------------------------

     Sheffield Forest is a 256-unit multi-family apartment complex located in Silver Springs, Maryland. Employment growth in 1994 for the area was approximately 1.8%. The combination of no new apartment deliveries in 1994 coupled with strong rental demand has pushed the market vacancy rate below 5%. There was no significant rent growth in 1994; however, due to the low vacancy and limited apartment development, the outlook for rent growth is positive. Current monthly market rents are approximately $.75-$1.10 per square foot.

Minnesota Portfolio
-------------------

     The Minnesota Portfolio currently consists of one office building and one retail/service center building located in the Minneapolis/St. Paul suburbs of Shoreview and Roseville, respectively. The Minneapolis/St. Paul unemployment rate of 3.4% is lower than the national rate of 6.5%.
Population growth in Shoreview is expected to be nearly 2% over the next year. Current market vacancy rates for Shoreview and Roseville are 7.3% and 8.4%, respectively. Annual market rental rates are $8.50 per square foot and $6.25 per square foot.

Occupancy Rates at December 31:
-------------------------------

               Plaza Del   Oakcreek     Minnesota   Sheffield
               Amo         Village      Portfolio*  Forest Apt.
               ---------   --------     ---------   -----------

1994           99%         96%          100%        96%
1993           98%         96%          99%         93%
1992           94%         95%          99%         93%
1991           92%         94%          99%         93%
1990           100%        97%          75%         96%

*1990-1993 data includes Deluxe Check Building, sold in August of 1994; 1990 data includes Zycad Building, sold in May of 1991.

Avg. Effective
Rental/Sq.Ft./Year:
------------------

               Plaza Del   Oakcreek     Minnesota   Sheffield
               Amo         Village      Portfolio** Forest Apt.*
               ---------   --------     ---------   ------------

1994           $13.28      $9.94        $7.02       $9,394
1993           $13.23      $9.07        $8.06       $8,796
1992           $13.06      $9.11        $7.95       $8,976
1991           $13.72      $9.47        $8.71       $9,240
1990           $13.11      $8.82        $7.40       $9,180
*  Annual rent/unit.
** Includes Deluxe Check and Zycade Buildings through their respective disposition dates.

Real Estate Tax/Fiscal Year:
Effective Rate
Per $1000
of Assessed
Value          $11.74      $16.24       $61.33      $27.84

Annual Taxes   $86,547     $103,233     $82,858     $183,227


Tenants Occupying 10% or more of rentable square footage:

                                                          Rental
Property  Major Tenants     Sq.Ft.      Principal Bus.    Sq.Ft./Yr.     Expiration Date     Renewal Options
--------  -------------     ------      --------------    ----------     ---------------     ---------------
Plaza del Albertsons        39,852      Supermarket       $6.36          10/29/06            1, 5 year Option
Amo       Oshman's           9,930      Sporting Goods    $9.03          9/23/01             None

Oakcreek  T.J. Maxx         31,303      Clothing Retail.  $7.62          4/30/03             2, 5 yr. Options
Village   Durham S.G.       16,034      Sporting Goods    $5.00          8/31/97             2, 5 yr. Options

Minnesota The Tile Shop     23,122      Tile Retailers    $6.43          9/30/98             None
Portfolio NAPA               6,290      Auto Parts        $4.50          7/31/96             None

Sheffield N/A               N/A         N/A               N/A            N/A                 N/A
Forest


Lease Expirations during the next ten years:
                                 By Square Foot

             Total
             Sq. Ft.
Property     Expiring     1995    1996    1997    1998    1999    2000    2001    2002    2003    2004+
--------     --------     ----    ----    ----    ----    ----    ----    ----    ----    ----    -----
Plaza del
Amo            90,646    5,411   3,716  10,913   2,554   5,566       0  22,634       0       0   39,852

Oakcreek
Village       111,395    1,600  26,263  30,434  11,760       0       0       0       0   1,303   10,035

Minnesota
Portfolio      40,039    4,069  12,848       0  23,122       0       0       0       0       0        0


                                By Annual Rental


Property       Expirations      1995     1996     1997      1998      1999      2000      2001      2002      2003     2004+
--------       -----------      ----     ----     ----      ----      ----      ----      ----      ----      ----     -----
Plaza del Amo
  # of leases           23         4        4        6         1         3         0         4         0         0         1
  annual $       1,216,973   131,497   90,690  244,335    55,166   124,989         0   316,792         0         0   253,504
  annual %           100.0      10.8      7.5     20.1       4.5      10.3         0      26.0         0         0      20.8

Oakcreek Vlg.
  # of leases           21         1        8        5         4         0         0         0         0         1         2
  annual $       1,107,818    20,304  301,651  248,810   125,168         0         0         0         0   238,529   173,356
  annual %           100.0       1.8     27.3     22.5      11.3         0         0         0         0      21.5      15.6

Minnesota
Portfolio
  # of leases            9         3        5        0         1         0         0         0         0         0         0
  annual $         280,975    43,132   89,163        0   148,680         0         0         0         0         0         0
  annual %           100.0      15.4     31.7        0      52.9         0         0         0         0         0         0


Leases at Sheffield Forest are generally one year or less and no individual tenant exceeds ten percent of the units rented.

A mortgage loan payable, secured by the Plaza del Amo property, is outstanding at December 31, 1994. Information concerning its principal, interest rate, amortization and maturity provisions is included in Note H to the Fund's financial statements, incorporated by reference in Item 8, Financial Statements and Supplementary Data, and in Schedule XII to Item 14.

     Information concerning the interest rates, shared-appreciation features, and other terms of the Fund's mortgage investment is included in Note F to the Fund's Financial Statements, included in Item 8, Financial Statements and Supplementary Data, and in Schedule XII to Item 14.

     The Fund believes that its direct ownership properties and the property underlying its mortgage investment are well maintained, in good repair, suitable for their intended uses and are adequately covered by insurance. For additional information regarding the Fund's real estate investments see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8, Financial Statements and Supplementary Data, and Schedules XI and XII to Item 14.

     The Fund has no other significant renovation, improvement or development plans for its properties.

     Information concerning the Federal tax basis and depreciation method and lives of the Fund's properties and components thereof and on which depreciation is taken is included in Notes A and E to the Fund's Financial Statements, included in Item 8, Financial Statements and Supplementary Data, and in Schedule XI to Item 14. All real estate owned has been depreciated over 40 years for both financial and tax reporting purposes on a straight-line basis except for leasehold improvements, which are depreciated over the term of the respective lease for financial reporting purposes.


Item 3. Legal Proceedings
-------------------------

     None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None


                                    PART II


Item 5. Market for Registrant's Common Equity and Related Shareholder
Matters
---------------------------------------------------------------------

     The Fund's shares of beneficial interest ("Shares") are traded on the American Stock Exchange (AMEX) under the symbol "VRO". The Shares have been traded on the AMEX since August 20, 1991. From July 24, 1989 to August 19, 1991, the Fund's shares were traded on the over the counter market and were quoted by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Prior to July 24, 1989, there was no trading market for the Shares. As of February 28, 1995, there were approximately 15,542 holders of record of the Fund's Shares.

     Set forth below is certain information regarding the Fund's Shares for each of the eight fiscal quarters in the two-year period ended December 31, 1994:

                                     Year Ended December 31,
                             ----------------------------------------
                                   1994                  1993
                               Share Prices          Share Prices
                             -------------------  -------------------
                             High           Low   High           Low
                             ----           ----  ----           ----
For the Quarter Ended:

March 31                     $8.00        $7.375  $8.25        $6.625

June 30                      $7.25        $6.25   $8.00        $7.25

September 30                 $6.625       $5.75   $8.25        $7.375

December 31                  $7.626       $3.50*  $8.75        $7.375

* A liquidating dividend of $3.54 per share was paid on December 29, 1994.

     The tables below indicate the amount of cash dividends per share declared and paid during the years ended December 31, 1994 and 1993.


                        Record            Distribution
                         Date              Per Share
                    --------------        ------------
                       03-31-94               $  .15
                       06-30-94                  .15
                       09-30-94                  .15
                       12-27-94                 3.69
                                               -----
                 Total Distributions-1994     $ 4.14
                                               =====


                        Record            Distribution
                         Date              Per Share
                    --------------        ------------
                       03-31-93               $  .15
                       06-30-93                  .15
                       09-30-93                  .15
                       12-22-93                 1.24
                                               -----
                 Total Distributions-1993     $ 1.69
                                               =====

         Status of Distributions          1994         1993
         -----------------------          ----         ----
         Ordinary Income                 $  .01       $  .00
         Return of Capital                  .35         1.69
         Long-term Capital Gain             .09          .00
         Liquidating                       3.69          .00
                                          -----        -----
                 Total                   $ 4.14       $ 1.69
                                          =====        =====

     Except during its offering period, the Fund has historically paid distributions on a quarterly basis and there are currently no contractual restrictions on the Fund's present or future ability to make distributions to shareholders. For additional information regarding the Fund's distributions and its ability and intent to pay distributions during the liquidation period, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data
-------------------------------

     The information required by this Item is included on page 20 of the Fund's 1994 Annual Report to Shareholders and is incorporated herein by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------

     The information required by this Item is included on pages 21 through 28 of the Fund's 1994 Annual Report to Shareholders and is incorporated herein by reference thereto.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     The Fund's financial statements at December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994 are included on pages 7-18 of the Fund's 1994 Annual Report to Shareholders and are incorporated herein by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

     None


                                    PART III


Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The information required by this Item with respect to Trustees is included in the Fund's definitive Proxy Statement filed with the Securities and Exchange Commission on March 13, 1995 for its Annual Meeting of Shareholders to be held on April 18, 1995, which is incorporated herein by reference thereto. (Information with respect to executive officers of the Fund is included in Item 1.)

Item 11. Executive Compensation
-------------------------------

     The information required by this Item is included in the Fund's definitive Proxy Statement filed with the Securities and Exchange
Commission on March 13, 1995 for its Annual Meeting of Shareholders to be held on April 18, 1995, which is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The information required by this Item is included in the Fund's definitive Proxy Statement filed with the Securities and Exchange
Commission on March 13, 1995 for its Annual Meeting of Shareholders to be held on April 18, 1995, which is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     The information required by this Item is included in the Fund's definitive Proxy Statement filed with the Securities and Exchange
Commission on March 13, 1995 for its Annual Meeting of Shareholders to be held on April 18, 1995, which is incorporated herein by reference thereto.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  1. Financial Statements:
        --------------------

     The following financial statements as of, and for the years ended, December 31, 1994, 1993 and 1992 are incorporated in Item 8 herein by reference from the following pages of the Fund's 1994 Annual Report to Shareholders, which is filed as an Exhibit hereto.

                                                            ANNUAL REPORT
                                                            PAGE NO.

     Balance Sheets                                         7
     Statements of Operations                               8
     Statements of Cash Flows                               9-10
     Statements of Changes in Shareholders' Equity          11
     Notes to Financial Statements                          12-18
     Report of Independent Accountants                      19


     2. Financial Statement Schedules:

     The financial statement schedules included in Part IV of this report should be read in conjunction with the Fund's financial statements incorporated by reference in Item 8 of this report.
                                                            FORM 10-K
SCHEDULE                                                    PAGE NO.

X    Supplementary Income Statement Information             17
XI   Real Estate and Accumulated Depreciation               18-19
XII  Mortgage Loans on Real Estate                          20
     Report of Independent Accountants                      21

     All other schedules have been omitted since the required information is presented in the financial statements, the related notes, or is not applicable.

3. Exhibits:
   --------

Exhibit No.                          Description
-----------                          -----------

     2         Plan of Liquidation and Termination, dated December 12,
               1994.

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

     10.18 Amendment No.1 to Loan Agreement by and between Piazzagalli Development Company, a Vermont General Partnership and J. Grant Monahon, Richard F. Burns and Lee H. Sandwen, Trustees of AEW #127 Trust, under Declaration of Trust dated May 3, 1988, dated December 23, 1991 for purposes of reference, filed as exhibit 10.18 to the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 and incorporated herein by reference.

     10.19 Purchase and Sale Agreement of the Seattle Industrial Parks, by and between AEW #105 Trust and Spieker Properties, Inc., dated September 21, 1994.

     13 1994 Annual Report to Shareholders. (With the exception of the information and data incorporated by reference in Items 6, 7, and 8 of this Annual Report on Form 10-K, no other information or data appearing in the 1994 Annual Report to Shareholders is to be deemed filed as part of this report.)

     27 Financial Data Schedule. A Financial Data Schedule for the year ended December 31, 1994, was submitted in electronic format only.

(b)  Reports on Form 8-K

     During the fourth quarter ended December 31, 1994, the Fund filed a Report on Form 8-K, dated October 3, 1994, reporting, in Item 2, the sale of its Seattle Industrials investment and a Report on Form 8-K dated December 12, 1994, reporting, in Item 5, the adoption of the Fund's formal Plan of Liquidation and Termination.

                                                                  SCHEDULE X



                          VANGUARD REAL ESTATE FUND I
                 A SALES-COMMISSION-FREE INCOME PROPERTIES FUND
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION



                                        Year Ended December 31,
                                      ---------------------------
                                        1994      1993      1992
                                        (000)     (000)     (000)
                                        -----     -----     -----

1.   Maintenance and repairs            $  548    $  275    $ 374

2.   Depreciation and amortization       1,073     1,503    1,610

3.   Real estate taxes                      671      823      887

                                                                 SCHEDULE XI

                          VANGUARD REAL ESTATE FUND I,
                 A SALES-COMMISSION-FREE INCOME PROPERTIES FUND
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994


Description                           Oakcreek Village             Minnesota Portfolio         Sheffield Forest
                                      Shopping Center,             Two Office Buildings        Apartments
                                      Durham, NC                   Roseville, MN (e)           Silver Spring, MD (g)         TOTAL

Encumbrances                                      None                             None                         None              -
Initial Cost to Fund
Land (000)                                      $3,100                             $570                       $3,100         $6,770
Buildings and Improvements (000)                 7,492                            1,866                       12,400         21,758
Total Acquisition Costs                        $10,592                           $2,436                      $15,500        $28,528
Costs Capitalized Subsequent to
Acquisition
Improvements (000)                                 535                               60                          $14           $609
Write-downs (a)                                   (150)                            (200)                        (500)          (850)
Gross Amount at which Carried
at Close of Period (b)
Land (000)                                       3,050                              520                        3,000         $6,570
Building and Improvements (000)                  7,927                            1,776                       12,014        $21,717
Total (000) (c)                                $10,977                           $2,296                      $15,014        $28,287
Accumulated Depreciation (000) (d)              $1,492                             $355                         $222         $2,069
Date of Construction                              1986                        1978-1986                         1987              -
Date Acquired                                    11/87                             2/88                         4/94              -
Depreciable Life (f)                          40 years                         40 years                     40 years              -


(a) Write downs in the carrying value of the Fund's three direct ownership investments have been recorded, upon adoption of the Liquidation Plan in December 1994, to reflect the effect of their held for sale status on management's assessment of the investment's recoverability.
(b) The aggregate cost of real estate for federal income tax purposes at December 31, 1994 was $29,137,000.

(c)  The activity in real estate is summarized as follows:

Year ended December 31,              1994      1993      1992      1991      1990      1989      1988       1987
                                     (000)     (000)     (000)     (000)     (000)     (000)     (000)      (000)
                                   -------   -------   -------   -------   -------   -------   -------    -------
Balance at beginning of year       $44,222   $63,622   $63,192   $71,561   $71,304   $71,422   $10,574         $0
Additions during the year:
  Transfers                         15,500         0         0         0         0         0         0          0
  Property purchases                     0         0         0         0         0         0    61,108     10,574
  Property improvements                 14       360       430       613       257       160        60          0
Deletions during the year:
 Sales of properties, net
  of write-downs                   (30,528)  (19,704)        0    (8,962)        0         0         0          0
 Citadel II contingent purchase
   price refund*                         0         0         0       (20)        0      (278)     (320)         0
Write-downs                           (850)
Write-off of tenant improvements       (71)      (56)        0         0         0         0         0          0
                                   -------   -------   -------   -------   -------   -------   -------    -------
Balance at end of year             $28,287   $44,222   $63,622   $63,192   $71,561   $71,304   $71,422    $10,574
                                   =======   =======   =======   =======   =======   =======   =======    =======

* The Fund purchased the Citadel II office building ("Citadel II") for a contract price of $19,500,000. Included in the contract price was a $1,000,000 contingent purchase price payment placed in escrow for the Fund, of which an aggregate of $618,000 was returned to the Fund by the seller at the expiration of the escrow period pursuant to the terms of the purchase and sale agreement.

(d)  Reconciliation of accumulated depreciation is summarized as follows:

Year ended December 31,
                                   1994      1993      1992      1991      1990      1989      1988      1987
                                   (000)     (000)     (000)     (000)     (000)     (000)     (000)     (000)
                                   -----     -----     -----     -----     -----     -----     -----     -----
Balance at beginning of year       $4,789    $5,862    $4,557    $3,792    $2,413    $1,087       $23        $0
Add:
 Depreciation for the year            941     1,217     1,305     1,231     1,379     1,326     1,064        23
Deduct:
 Accumulated depreciation of
  real estate sold                 (3,597)   (2,234)        0      (466)        0         0         0         0
Write-off of tenant improvements      (64)      (56)        0         0         0         0         0         0
                                   -------   -------   -------   -------   -------   -------   -------   -------
Balance at end of year             $2,069    $4,789    $5,862    $4,557    $3,792    $2,413    $1,087       $23


(e) Zycad Building sold in 1991 with a land and building cost of $1,894,000, Deluxe Check Building sold in August, 1994, with an original land and building and improvement cost of $7,719,000.
(f) Prior to the adoption of the Liquidation Plan, depreciation on real estate owned was computed using the straight-line method over 40 years for buildings and costs incurred in conjunction with the acquisition of real estate investments were deferred and amortized on a straight-line basis over the life of the loan for mortgage loan investments and the life of the property for equity investments. Subsequent to adoption of the Liquidation Plan, no depreciation or amortization expense related to the Fund's owned real estate and acquisition costs is recognized since the Fund's real estate investments are considered to be held for sale.
(g) Sheffield Forest was obtained on April 13, 1994, via a transfer of all of the partnership interests of the borrower to the Fund in full satisfaction of the mortgage loan secured by the Sheffield property, and recorded at its then-appraised fair market value.

                                                                  SCHEDULE XII
                          VANGUARD REAL ESTATE FUND I,
                 A SALES-COMMISSION-FREE INCOME PROPERTIES FUND
                       MORTGAGE LOANS ON REAL ESTATE (c)
                               DECEMBER 31, 1994

                                     Wraparound Mortgage

Description                          Plaza del Amo Shopping Center,
Torrance, CA (a)
Effective Rate                       10.3%
Pay Rate                             9.7%-10.8%
Maturity Date                        1995  (a)
Call Date                            1994
Periodic Payment Terms               Interest only, principal due upon
                                     maturity or call date.
Prior Liens                          (a)
Face Amount of Mortgage              $10,646,000
Carrying Amount of Mortgage (b)      $10,646,000
Principal Amount of Loan
 Subject to Delinquent Principal
 or Interest                         None

(a) The Fund advanced $7,750,000 to enter into a shared-appreciation, wraparound, mortgage loan secured by the Plaza del Amo Shopping Center
( Plaza ). In addition, Plaza secures two existing senior mortgage loans, which at the time of investment had an aggregate outstanding balance of $2,896,000. The funds advanced plus these two existing senior mortgages resulted in a total wraparound loan of $10,646,000. Upon repayment of the loan, the Fund is entitled to a share of Plaza's appreciation, if any, equal to 50% of Plaza's fair market value in excess of the original balance of the wraparound loan. In late September 1994, the Fund exercised its call right with respect to the Plaza loan and, therefore, the entire balance of the loan, less the unpaid balance of the senior mortgage on the property, becomes due and payable six months from the exercise of the call right.

(b)                                  1994      1993      1992      1991      1990      1989      1988      1987
                                     (000)     (000)     (000)     (000)     (000)     (000)     (000)     (000)
                                     -----     -----     -----     -----     -----     -----     -----     -----
Balance at beginning
of year                              $27,838   $42,032   $45,046   $45,046   $45,046   $45,046   $10,646        $0
Additions during the year:
New mortgage loans                         0        90        76         0         0         0    34,400    10,646

Deductions during the year:
Obtained Sheffield (d)               (17,192)        0         0         0         0         0         0         0
Pay-off of Carmel loan                     0   (14,284)        0         0         0         0         0         0
Collections of principal                   0         0       (90)        0         0         0         0         0
Write down of in-substance
 foreclosed assets (e)                     0         0    (3,000)        0         0         0         0         0
Balance at end of year               $10,646   $27,838   $42,032   $45,046   $45,046   $45,046   $45,046   $10,646

(c) Includes loans considered to be in-substance foreclosed assets for financial reporting purposes.
(d)  On April 13, 1994, the Fund obtained title to the Sheffield Forest
Apartments via a transfer of all of the partnership interests of the borrower in full satisfaction of the mortgage loan outstanding. For further information, see Note F to the Fund's financial statements, included in item 8, Financial Statements and Supplementary Data.
(e) Consists of the following charges to the provision for possible losses: Carmel - $2,200,000; Sheffield - $800,000.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES




To the Board of Trustees of
Vanguard Real Estate Fund I


Our audits of the financial statements referred to in our report dated
January 27, 1995 appearing on page 19 of the 1994 Annual Report to
Shareholders of Vanguard Real Estate Fund I (which report and financial statements are incorporated by reference in this Annual Report on Form 10-
K) also included audits of the Financial Statement Schedules listed in Item
14(a) of this Form 10-K.  In our opinion, these Financial Statement
Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.




PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
January 27, 1995




                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          VANGUARD REAL ESTATE FUND I,
                 A Sales-Commission-Free Income Properties Fund




March 31, 1995                       John J. Brennan
                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



March 31, 1995                       J. Mahlon Buck, Jr.
                                     Trustee



March 31, 1995                       William S. Cashel, Jr.
                                     Trustee



March 31, 1995                       David C. Melnicoff
                                     Trustee



March 31, 1995                       J. Lawrence Wilson
                                     Trustee


March 31, 1995                       Ralph K. Packard
                                     Vice President & Controller




                                 EXHIBIT INDEX


EXHIBIT NO.   DESCRIPTION                                         PAGE NO.


13            1994 Annual Report to Shareholders . . . . . . . . . . . .24

2             Vanguard Real Estate Fund I, A Sales-
              Commission-Free Income Properties Fund -
              Plan of Liquidation and Termination. . . . . . . . . . . .54

10            Seattle Industrials Purchase and Sale Agreement. . . . . .59
















