Form 10-Q
period 1995-03-31
VANGUARD REAL ESTATE FUND I /MA/
filed 1995-05-15
CIK 801124

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended:  March 31, 1995

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number: 0-16785

                          VANGUARD REAL ESTATE FUND I,
                 A SALES-COMMISSION-FREE INCOME PROPERTIES FUND


             (Exact name of Registrant as specified in its charter)

     Massachusetts                                23-6861048
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)

     Vanguard Financial Center
     Malvern, PA                                  19355
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

               Yes   X        No
                   ----      ----

11,019,978 shares of beneficial interest outstanding as of April 28, 1995.

                                     INDEX


                                                                            Page
              ITEM No.                                                       No.

Cover Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . -
Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

PART I         FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

     Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
     Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . . . 3
     Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . 4
     Statements of Changes in Shareholders' Equity . . . . . . . . . . . . . . 4
     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . 5-6

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . .7-10


PART II        OTHER INFORMATION

     ITEM 1.        Legal Proceedings. . . . . . . . . . . . . . . . . . . . .11
     ITEM 2.        Changes in Securities. . . . . . . . . . . . . . . . . . .11
     ITEM 3.        Defaults Upon Senior Securities. . . . . . . . . . . . . .11
     ITEM 4.        Submission of Matters to a Vote of Security Holders. . . .11
     ITEM 5.        Other Information. . . . . . . . . . . . . . . . . . . . .11
     ITEM 6.        Exhibits and reports on Form 8-K                          11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

                                 BALANCE SHEETS

                                             March 31, 1995
                                               ($ in 000 s)   December 31, 1994
ASSETS                                         (unaudited)       ($ in 000 s)
                                              _____________      _____________
Investments in Real Estate:
     Direct Ownership Investments:
          Land                                  $ 6,477             $ 6,570
          Buildings and Improvements             21,414              21,717
                                              _____________      _____________
                                                 27,891              28,287
          Less Accumulated Depreciation           2,069               2,069
                                              _____________      _____________
                                                 25,822              26,218
     Mortgage Loan Receivable                    10,646              10,646
                                              _____________      _____________
Net Investment Portfolio                         36,468              36,864
Marketable Securities REMICs                      1,933               1,992
Short-Term Investments:
     Vanguard Money Market Reserves
       Prime Portfolio (1,608,047 and
       1,478,147 shares, respectively)            1,608               1,478
     Temporary Cash Investments                   2,997               2,000
Other Assets                                        662                 945
                                              _____________      _____________
TOTAL ASSETS                                    $43,668             $43,279
                                              _____________      _____________
                                              _____________      _____________

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage Loans (including current
   portion of $105 and $102, respectively)       $2,358              $2,383
Due to Affiliates                                   137                  98
Dividend Payable                                    551                  --
Other Liabilities                                   339                 297
                                              _____________      _____________
TOTAL LIABILITIES                                 3,385               2,778
                                              _____________      _____________
Shares of Beneficial Interest, without
   par value, unlimited shares authorized        35,496              36,047
Undistributed Net Income                          4,787               4,454
                                              _____________      _____________
TOTAL SHAREHOLDERS' EQUITY                       40,283              40,501
                                              _____________      _____________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $43,668             $43,279
                                              _____________      _____________
                                              _____________      _____________

The accompanying notes are an integral part of these statements.

                            STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                Three Months Ended March 31,
                                                  1995                1994
REAL ESTATE INCOME                                (000)               (000)
                                              _____________      _____________
Rental Income                                    $1,025              $1,622
Mortgage Interest Income                            306                 299
Net Income from In-Substance Foreclosed Asset        --                 341
                                              _____________      _____________
                                                  1,331               2,262
                                              _____________      _____________
REAL ESTATE EXPENSES
Mortgage Interest Expense                            59                  62
Real Estate Taxes                                   102                 169
Property Operating Expenses                         294                 169
Depreciation and Amortization                        --                 277
Provision for Possible Losses                       400                  --
                                              _____________      _____________
                                                    855                 677
                                              _____________      _____________
INCOME FROM REAL ESTATE                             476               1,585
INVESTMENT INCOME FROM SHORT-TERM
INVESTMENTS                                          56                  71
                                              _____________      _____________
                                                    532               1,656
                                              _____________      _____________
ADMINISTRATIVE EXPENSES
Investment Advisory Fee                              47                  87
Administrative Fee                                   43                  75
Other Administrative Expenses                       109                  74
                                              _____________      _____________
                                                    199                 236
                                              _____________      _____________
NET INCOME                                         $333              $1,420
                                              _____________      _____________
Net Income Per Share                              $ .03               $ .13
                                              _____________      _____________
                                              _____________      _____________
Weighted Average Number of Shares
  Outstanding                                11,019,978          11,019,978
                                              _____________      _____________
                                              _____________      _____________

The accompanying notes are an integral part of these statements.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                Three Months Ended March 31,
                                                  1995                1994
CASH FLOWS FROM OPERATING ACTIVITIES              (000)               (000)
                                              _____________      _____________
Net Income                                        $ 333             $ 1,420
     Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
       Provision for Possible Losses                400                  --
       Depreciation and Amortization                 --                 277
       Changes in Other Assets and Liabilities      368                  60
                                              _____________      _____________
         Net Cash Provided by Operating
          Activities                              1,101               1,757
                                              _____________      _____________
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Real Estate:
     Building Improvements                           (4)                 --
     Principal Repayments on Marketable
       Securities REMICs                             55                  72
                                              _____________      _____________
       Net Cash Provided by Investing
         Activities                                  51                  72
                                              _____________      _____________
CASH FLOWS FROM FINANCING ACTIVITIES
     Mortgage Principal Payments                    (25)                (23)
                                              _____________      _____________
       Net Cash Used In Financing Activities        (25)                (23)
                                              _____________      _____________
     NET INCREASE IN CASH AND CASH EQUIVALENTS    1,127               1,806
     CASH AND CASH EQUIVALENTS--Beginning of
       Period                                     3,478               8,483
                                              _____________      _____________
     CASH AND CASH EQUIVALENTS End of Period     $4,605             $10,289
                                              _____________      _____________
                                              _____________      _____________

                 STATEMENTS OF CHANGES IN SHAREHOLDERS  EQUITY
                                  (unaudited)

                                       Shares of
                                  Beneficial Interest        Undistributed     Total Shareholders'
                               Number             Amount       Net Income            Equity
                                                  (000)           (000)              (000)
                              ____________________________________________________________________
Balance: January 1, 1995      11,019,978          $36,047        $4,454             $40,501
Net Income for the Period                                           333                 333
Liquidating Distributions                            (551)                             (551)
                              ____________________________________________________________________
Balance: March 31, 1995       11,019,978          $35,496        $4,787             $40,283
                              ____________________________________________________________________
                              ____________________________________________________________________

The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Fund's Annual
Report to Shareholders for the year ended December 31, 1994. The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results for the entire year ending December 31, 1995.

2.   On December 12, 1994, the Fund's Board of Trustees adopted a Plan of
Liquidation and Termination (the "Liquidation Plan"). The Fund's Declaration of Trust initially contemplated the liquidation of all of the Fund's investments after a period of approximately seven to twelve years following completion of its initial public offering, or between June 30, 1994, and 1999, respectively. The Trustees' decision to adopt the Liquidation Plan at this point in the Fund's initially contemplated liquidation period was driven by several factors, including real estate market conditions affecting each investment in the Fund's portfolio, and tax considerations affecting real estate investment trusts. The Liquidation Plan provides that the Fund will dispose of all of its assets, wind up its affairs, pay or adequately provide for the payment of all of its liabilities, and distribute for the benefit of its shareholders all of the Fund's assets over 24 months, in complete cancellation and redemption of all issued and outstanding shares of beneficial interest. Under the Liquidation Plan, the Fund's Adviser (Aldrich, Eastman and Waltch, L.P.), Trustees and officers are authorized and directed to take any and all actions as may be necessary or convenient to market the assets of the Fund and convert them into a form that may be distributed to shareholders. The Liquidation Plan provides that the Fund's assets may be sold, conveyed, transferred or otherwise disposed of when and on such terms and conditions as are deemed by the Trustees to be in the best interests of the Fund and the shareholders.
     The Fund is currently in the process of liquidating its real estate investments and distributing the net proceeds to its shareholders in accordance with the Liquidation Plan. At March 31, 1995, the Fund held investments in four income-producing properties or portfolios, including three commercial properties (consisting of one office complex located outside of Minneapolis, Minnesota, and shopping centers located in Torrance, California, and Durham, North Carolina) and one residential apartment complex located in Montgomery County, Maryland. It is contemplated that the Fund will be completely liquidated and dissolved by December 12, 1996. To the extent that the Fund has not disposed of all of its assets or made provision for all of its liabilities on December 12, 1996, the Fund intends to form a liquidating trust, the beneficiaries of which will be the shareholders of the Fund. All assets and liabilities of the Fund not previously disposed of and discharged will be transferred to the liquidating trust. Shares of the Fund would no longer be traded and the beneficial interests in the liquidating trust would not be readily transferable.

3. The Fund's financial statements have been prepared on the basis of a going concern using historical cost. In December 1994, upon adoption of the Liquidation Plan, the Fund considered all of its remaining investments as held for sale and reduced the carrying value of such investments to the extent that each investment s then-current carrying value exceeded its estimated net realizable value, defined as estimated fair market value less selling costs. Prior to the adoption of the Liquidation Plan, depreciation on real estate owned was computed using the straight-line method over 40 years for buildings and costs incurred in conjunction with the acquisition of real estate investments were deferred and amortized on a straight-line basis over the life of the loan for mortgage loan investments and the life of the property for equity investments. Subsequent to adoption of the Liquidation Plan, no depreciation or amortization expense related to the Fund's owned real estate and acquisition costs is recognized since the Fund's real estate investments are considered to be held-for-sale assets.

                  NOTES TO FINANCIAL STATEMENTS (continued)
                                (unaudited)

4. In late September 1994, the Fund exercised its call right with respect to its Plaza del Amo mortgage loan investment. As a result, the entire balance of the loan, less the unpaid balance of the senior mortgage on the Plaza property, was due and payable in late March 1995. The borrower failed to tender payment of the outstanding loan balance on the due date, resulting in a default under the terms of the loan. The Fund and the borrower are currently negotiating in an effort to seek a resolution of the default, which resolution may include satisfaction of the loan by means of a transfer of title of the property to the Fund in lieu of foreclosure.
Since, as of the exercise of the call right and as of March 31, 1995, the appraised value of the Plaza property securing the loan was in excess of the mortgage loan's current carrying value, no loss is currently expected to be incurred by the Fund as a result of the default and, accordingly, no provision for possible losses has been recorded. The borrower is also expected to continue to pay all interest due pursuant to the original terms of the loan agreement until transfer of the property to the Fund.

5. During the quarter ended March 31, 1995, $400,000 was charged to the provision for possible losses to write down the carrying value of the Minnesota Portfolio to its estimated fair market value less selling costs.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

BUSINESS

Vanguard Real Estate Fund I, A Sales-Commission-Free Income Properties Fund
(the "Fund"), a Massachusetts business trust established in 1987, is a qualified finite-life real estate investment trust ("REIT") under the Internal Revenue Code of 1986. The Fund's current real estate investments include both direct ownership properties and a shared appreciation mortgage and consist of three commercial properties (comprised of one office building and two shopping centers) and one residential apartment complex.
Geographically, the Fund's investments are located in each of the North
Central, Pacific Southwest and Mideast regions.  The Fund's Declaration of
Trust precludes the Fund from reinvesting net proceeds from the sale or repayment of its real estate investments in additional real estate investments after December 31, 1993 and contemplates the liquidation of all of the Fund's investments after a period of approximately seven to twelve years following completion of its initial public offering or between June
30, 1994 and 1999, respectively.

On December 12, 1994, the Fund's Board of Trustees approved a Plan of
Liquidation and Termination (the "Liquidation Plan"). The Trustee's decision to adopt the Liquidation Plan at this point in the Fund's initially contemplated liquidation period was driven by several factors, including real estate market conditions affecting each investment in the Fund's portfolio and tax considerations affecting real estate investment trusts. The Liquidation Plan provides that the Fund will dispose of all of its assets, wind up its affairs, pay or adequately provide for the payment of all of its liabilities and distribute for the benefit of its shareholders all of the Fund's assets over 24 months, in complete cancellation and redemption of all issued and outstanding shares of beneficial interest. Under the Liquidation Plan, the Fund's Adviser
(Aldrich, Eastman and Waltch, L.P.), Trustees and officers are authorized and directed to take any and all actions as may be necessary or convenient to market the assets of the Fund and convert them into a form that may be distributed to shareholders. The Liquidation Plan provides that the Fund's assets may be sold, conveyed, transferred or otherwise disposed of when and on such terms and conditions as are deemed by the Trustees to be in the best interests of the Fund and the shareholders.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1995 vs. Three Months Ended March 31, 1994

The Fund had net income of $333,000, or $.03 per share, for the three months ended March 31, 1995, as compared to net income of $1,420,000, or $.13 per share for the three months ended March 31, 1994. Included in 1995's net income was a $400,000 provision for possible losses to write down the carrying value of the Minnesota Portfolio to its estimated fair market value less selling costs. Excluding the provision, net income decreased by $687,000 for the three-month period ended March 31, 1995, as compared to the same period in 1994. This decrease, as more fully described below, reflects a smaller real estate asset base and corresponding decreases in net rental income, net income from in-substance foreclosed assets, and income from short-term investments, partially offset by decreases in administrative expenses and depreciation and amortization expense, in each case as compared to such items in 1994.



Net rental income (rental income less real estate taxes and property operating expenses) decreased by $655,000, or 51%, from $1,284,000 for the three months ended March 31, 1994 to $629,000 for the three months ended
March 31, 1995. This decrease was primarily due to the disposition of the Seattle Industrial Portfolio and the Deluxe Check Building (part of the
Minnesota Portfolio) in 1994, which generated for the Fund net rental income of $801,000 and $183,000, respectively, for the three months ended
March 31, 1994. This decline was partially offset by $338,000 of net rental income generated for the Fund in the three months ended March 31, 1995 by the Sheffield Forest Apartment Complex, to which the Fund obtained title in April 1994. As more fully described below, for the three months ended March 31, 1994, this investment was classified as an in-substance foreclosed asset.

In late September 1994, the Fund exercised its call right with respect to its Plaza del Amo mortgage loan investment. As a result, the entire balance of the loan, less the unpaid balance of the senior mortgage on the Plaza property, was due and payable in late March 1995. The borrower failed to tender payment of the outstanding loan balance on the due date, resulting in default under the terms of the loan. The Fund and the borrower are currently negotiating in an effort to seek a resolution of the default, which resolution may include satisfaction of the loan by means of a transfer of title of the property to the Fund in lieu of foreclosure.
Since, as of the exercise of the call right and as of March 31, 1995, the appraised value of the the Plaza property securing the loan was in excess of the mortgage loan's current carrying value, no loss is currently expected to be incurred by the Fund as a result of the default and, accordingly, no provision for possible losses has been recorded. The borrower is also expected to continue to pay all interest due pursuant to the original terms of the loan agreement until any transfer of title to the property to the Fund.

At each of March 31, 1995 and March 31, 1994, the overall occupancy rate of the Fund's direct real estate investments, excluding Sheffield Forest, was 99%. The occupancy rate of Sheffield Forest was 92% and 97% at March 31,
1995 and March 31, 1994, respectively. The occupancy rate of the property underlying the Fund's Plaza del Amo mortgage loan investment was 99% at both March 31, 1995 and March 31, 1994. Leases for 3% of the rentable space of the properties directly owned by the Fund, excluding Sheffield, and for 6% of the rentable space at the property underlying the Plaza del
Amo mortgage investment expire over the remainder of 1995, respectively.
Leases for units at Sheffield Forest are generally for one-year terms as is customary for apartment leases. The Fund's Adviser is currently working to renew leases and to identify new tenants for space covered by leases that have expired or are expiring. However, there can be no assurance that the Fund will be able to maintain its current occupancy and level of income.

For the three months ended March 31, 1995, net income from in-substance foreclosed asset decreased by $341,000, as compared to such net income for the same period in 1994. In January 1994, the borrower under the Sheffield mortgage loan investment (a limited partnership whose sole asset was the Sheffield property) defaulted on the loan by making only a partial payment on the then-due interest installment. The Fund and the borrower remedied the default on April 13, 1994, at which time the Fund received title to the underlying property via transfer of all of the partnership interests of the borrower in full satisfaction of the mortgage loan outstanding. During the period of default, the borrower remitted the net cash flow generated by the property to the Fund.

Investment income from short-term investments decreased by $15,000, or 21%, from $71,000 for the three months ended March 31, 1994 to $56,000 for the three months ended March 31, 1995. This decrease was primarily due to a decrease in the average short-term investment balance for the three months ended March 31, 1995, as compared to the same period of 1994, which decrease was offset by an increase in prevailing short-term interest rates in 1995 as compared to 1994.

With respect to depreciation expense, the Fund's financial statements have been prepared on the basis of a going concern using historical cost. In
December 1994, upon adoption of the Liquidation Plan, the Fund classified all of its remaining investments as "held for sale" and reduced the carrying value of such investments to the extent that each investment's then-current carrying value exceeded its estimated "net realizable value", defined as estimated fair market value less selling costs.
Prior to the adoption of the Liquidation Plan, depreciation on real estate owned was computed using the straight-line method over 40 years for buildings, and costs incurred in conjunction with the acquisition of real estate investments were deferred and amortized on a straight-line basis over the life of the loan for mortgage loan investments and the life of the property for equity investments. Subsequent to adoption of the Liquidation Plan, no depreciation or amortization expense related to the Fund's owned real estate and acquisition costs is recognized, since the Fund's real estate investments are considered to be "held-for-sale" assets.

Administrative expenses decreased by $37,000, or 16%, from $236,000 for the three months ended March 31, 1994 to $199,000 for the three months ended
March 31, 1995. This decrease was primarily due to lower advisory and administrative fees payable in the 1995 period, which fees are based on average invested real estate assets. The Fund's average assets invested in real estate decreased during 1995 due to the sale of the Deluxe Check and Seattle investments in the latter half of 1994.

On March 14, 1995, the Fund declared a first quarter liquidating distribution of $.05 per share, payable on April 28, 1995 to shareholders of record as of March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

During the Fund's liquidation period, its ability to make quarterly distributions will be dependent upon its financial condition, earnings and cash flow, cash position and future working capital requirements. As a result of 1994 property sales, and the subsequent year-end liquidating distribution of the proceeds from such sales, the book value of the Fund's shares has been significantly reduced. Accordingly, the amount of future income the Fund may be expected to generate will also be reduced. Further, as a result of the adoption of the Liquidation Plan, the Fund's remaining investments are being held for sale, rather than the production of income, and, accordingly income from real estate can be expected to continue to decline throughout the Fund's liquidation period as the Fund's remaining properties are sold.

Future quarterly liquidating distributions to shareholders, excluding any amounts distributed from net proceeds from property sales, will be largely dependent upon the amount of funds from operations generated by the the Fund during its liquidation period. For the three months ended March 31, 1995, funds from operations (defined as net income plus depreciation and amortization, and provision for possible losses) in the amount of $733,000, or $.07 per share, exceeded by $182,000 the amount of distributions to shareholders ($.05 per share) for the period. Funds from operations are generated from the ongoing operations of the Fund's direct real estate investments and interest income on short-term investments and mortgage loans. Accordingly, unfavorable economic conditions, vacancies, environmental requirements, reductions in prevailing short-term interest rates or increases in major expenses such as energy, insurance, and real estate taxes during the liquidation period could have an adverse impact upon the Fund's future funds from operations and distributions to shareholders.

As a matter of policy the Fund seeks to maintain working capital reserves in an amount not less than $2,300,000, which amount constitutes 2% of the gross proceeds of the Fund's initial offering. Working capital reserves are defined as cash and cash equivalents, including the Fund's investment in marketable securities, and other assets expected to be realized over the next year, less liabilities expected to be paid over the next year.
Working capital reserves at March 31, 1995 aggregated approximately $5.8 million, representing 5.12% of the initial public offering proceeds, compared to working capital reserves of $5.7 million at December 31, 1994, which represented 5.0% of the Fund's initial offering proceeds.

During the fourth quarter of 1990, the Fund instituted a share repurchase program. Under the program, the Fund is authorized to repurchase in the open market from time to time up to 500,000 of the Fund's outstanding shares. As of March 31, 1995, 413,725 shares have been repurchased at an aggregate cost of

$3,134,000. No shares have been repurchased since September 1993 and the Fund's management, in light of adoption of the Liquidation Plan, does not expect the Fund to repurchase any additional shares.

The Fund intends to continue to qualify as a real estate investment trust under the Internal Revenue Code and distribute all of its taxable income, if any. The Fund's management considers the Fund's liquidity, as well as its ability to generate cash, as adequate to meet its presently foreseeable operating and shareholder distribution requirements and to fund its capital improvements.




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

          Not Applicable

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               27.  Financial Data Schedule
                    A Financial Data Schedule for the three months ended March
                    31, 1995, was submitted in electronic format only.

         (b)   Reports on Form 8-K

               The Fund filed no reports on Form 8-K during the first quarter ended March 31, 1995.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Vanguard Real Estate Fund I,
                 A Sales-Commission-Free Income Properties Fund




DATE  5/8/95                          John J. Brennan
                                        President


DATE  5/8/95                          Ralph K. Packard
                                        Vice President & Controller










                                       12

