Form 10-Q
period 1995-06-30
VANGUARD REAL ESTATE FUND I /MA/
filed 1995-08-10
CIK 801124

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended:  June 30, 1995

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

               Yes   X        No

11,019,978 shares of beneficial interest outstanding as of July 31, 1995.
PAGE

                                     INDEX


ITEM                                                                      Page
No.                                                                       No.

     Cover Page. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . -
     Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

PART I         FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

     Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
     Income Statements . . . . . . . . . . . . . . . . . . . . . . . . . . 3-4
     Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . 5-6
     Statements of Changes in Shareholders' Equity . . . . . . . . . . . . . 6
     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . 7-8

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . .9-13


PART II        OTHER INFORMATION

     ITEM 1.        Legal Proceedings. . . . . . . . . . . . . . . . . . . .14
     ITEM 2.        Changes in Securities. . . . . . . . . . . . . . . . . .14
     ITEM 3.        Defaults Upon Senior Securities. . . . . . . . . . . . .14
     ITEM 4.        Submission of Matters to a Vote of Security Holders. . .14
     ITEM 5.        Other Information. . . . . . . . . . . . . . . . . . . .14
     ITEM 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . .14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                               BALANCE SHEETS
                                 (unaudited)

                                     June 30, 1995  December 31, 1994
ASSETS                                ($ in 000s)      ($ in 000s)
                                     _____________    _____________
Investments in Real Estate:
       Direct Ownership Investments:
            Land                          $  6,477         $  6,570
            Buildings and Improvements      21,413           21,717
                                     _____________    _____________
                                            27,890           28,287
            Less Accumulated Depreciation    2,064            2,069
                                     _____________    _____________
                                            25,826           26,218
       Mortgage Loan Receivable             10,646           10,646
                                     _____________    _____________
Net Investment Portfolio                    36,472           36,864
Marketable Securities REMICs                 1,874            1,992
Short-Term Investments:
       Vanguard Money Market Reserves
        Prime Portfolio
       (1,317,329 and 1,478,147 shares,
       respectively)                         1,317            1,478
       Temporary Cash Investments            3,496            2,000
Other Assets                                   630              945
                                     _____________    _____________
TOTAL ASSETS                               $43,789          $43,279
                                     _____________    _____________
                                     _____________    _____________

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage Loans (including current
 portion of $108 and $102,
 respectively)                            $  2,332         $  2,383
Due to Affiliates                               91               98
Dividend Payable                               551               --
Other Liabilities                              314              297
                                     _____________    _____________
TOTAL LIABILITIES                            3,288            2,778
                                     _____________    _____________
Shares of Beneficial Interest,
 without par value, unlimited
 shares authorized                          34,945           36,047
Undistributed Net Income                     5,556            4,454
                                     _____________    _____________
TOTAL SHAREHOLDERS' EQUITY                  40,501           40,501
                                     _____________    _____________
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                       $43,789          $43,279
                                     _____________    _____________
                                     _____________    _____________

The accompanying notes are an integral part of these statements.

                               INCOME STATEMENTS
                                  (unaudited)

                                     Three Months Ended June 30,
                                          1995            1994
REAL ESTATE INCOME                        (000)           (000)
                                     _____________    _____________
Rental Income                               $1,052           $2,015
Mortgage Interest Income                       304              221
                                     _____________    _____________
                                             1,356            2,236
                                     _____________    _____________
REAL ESTATE EXPENSES
Mortgage Interest Expense                       59               61
Real Estate Taxes                              101              199
Property Operating Expenses                    300              316
Depreciation and Amortization                   --              320
Provision for Possible Losses                   --              780
                                     _____________    _____________
                                               460            1,676
                                     _____________    _____________
INCOME FROM REAL ESTATE                        896              560
INVESTMENT INCOME FROM SHORT-TERM
       INVESTMENTS                              65               87
                                     _____________    _____________
                                               961              647
                                     _____________    _____________
ADMINISTRATIVE EXPENSES
Investment Advisory Fee                         47               87
Administrative Fee                              43               74
Other Administrative Expenses                  102               87
                                     _____________    _____________
                                               192              248
                                     _____________    _____________
NET INCOME                                 $   769          $   399
                                     _____________    _____________
                                     _____________    _____________
Net Income Per Share                          $.07             $.04
                                     _____________    _____________
                                     _____________    _____________
Weighted Average Number of
Shares Outstanding                      11,019,978       11,019,978
                                     _____________    _____________
                                     _____________    _____________
The accompanying notes are an integral part of these statements.

                                      3
                              INCOME STATEMENTS
                                 (unaudited)

                                     Six Months Ended June 30,
                                          1995            1994
REAL ESTATE INCOME                        (000)           (000)
                                     _____________    _____________
Rental Income                               $2,077           $3,638
Mortgage Interest Income                       610              521
Net Income from In-Substance
 Foreclosed Assets                              --              341
                                     _____________    _____________
                                             2,687            4,500
                                     _____________    _____________
REAL ESTATE EXPENSES
Mortgage Interest Expense                      118              123
Real Estate Taxes                              203              368
Property Operating Expenses                    594              485
Depreciation and Amortization                   --              597
Provision for Possible Losses                  400              780
                                     _____________    _____________
                                             1,315            2,353
                                     _____________    _____________
INCOME FROM REAL ESTATE                      1,372            2,147
INVESTMENT INCOME FROM SHORT-TERM
       INVESTMENTS                             121              157
                                     _____________    _____________
                                             1,493            2,304
                                     _____________    _____________
ADMINISTRATIVE EXPENSES
Investment Advisory Fee                         94              173
Administrative Fee                              86              149
Other Administrative Expenses                  211              163
                                     _____________    _____________
                                               391              485
                                     _____________    _____________
NET INCOME                                  $1,102           $1,819
                                     _____________    _____________
                                     _____________    _____________
Net Income Per Share                          $.10             $.17
                                     _____________    _____________
                                     _____________    _____________
Weighted Average Number of Shares
Outstanding                             11,019,978       11,019,978
                                     _____________    _____________
                                     _____________    _____________
The accompanying notes are an integral part of these statements.

                         STATEMENTS OF CASH FLOWS
                               (unaudited)
                                     Three Months Ended June 30,
                                          1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES      (000)           (000)
                                     _____________    _____________
Net Income                                 $   769        $     399
       Adjustments to Reconcile Net
       Income to Net Cash Provided
       by Operating Activities:
            Depreciation and
             Amortization                       --              320
            Provision for Possible
             Losses                             --              780
            Valuation Allowance on
             Marketable Securities              --               56
            Changes in Other Assets
             and Liabilities                   (34)             (40)
                                     _____________    _____________
            Net Cash Provided by
             Operating Activities              735            1,515
                                     _____________    _____________
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Real Estate:
       Building Improvements                    (5)              --
       Principal Repayments on
        Marketable Securities REMICs            55               65
       Marketable Securities Acquired           --             (715)
                                     _____________    _____________
            Net Cash Provided by
            (Used In) Investing
            Activities                          50             (650)
                                     _____________    _____________
CASH FLOWS FROM FINANCING ACTIVITIES
            Mortgage Principal Payments        (26)             (23)
            Dividends Paid                    (551)          (1,653)
                                     _____________    _____________
            Net Cash Used In Financing
              Activities                      (577)          (1,676)
                                     _____________    _____________
NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                        208             (811)
CASH AND CASH EQUIVALENTS Beginning
 of Period                                   4,605           10,289
                                     _____________    _____________
CASH AND CASH EQUIVALENTS End of
       Period                               $4,813         $  9,478
                                     _____________    _____________
                                     _____________    _____________
The accompanying notes are an integral part of these statements.

                         STATEMENTS OF CASH FLOWS
                                (unaudited)

                                     Six Months Ended June 30,
                                          1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES      (000)           (000)
                                     _____________    _____________
Net Income                                  $1,102         $  1,819
       Adjustments to Reconcile Net
         Income to Net Cash
            Provided by Operating
              Activities:
            Depreciation and Amortization       --              597
            Provision for Possible Losses      400              780
            Valuation Allowance on
              Marketable Securities             --               60
            Changes in Other Assets and
              Liabilities                      334               16
                                     _____________    _____________
            Net Cash Provided by
              Operating Activities           1,836            3,272
                                     _____________    _____________
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Real Estate:
       Building Improvements                    (9)              --
       Principal Repayments on
         Marketable Securities REMICs          110              137
       Marketable Securities Acquired           --             (715)
                                     _____________    _____________
            Net Cash Provided by
              (Used In) Investing
              Activities                       101             (578)
                                     _____________    _____________
CASH FLOWS FROM FINANCING ACTIVITIES
            Mortgage Principal Payments        (51)             (46)
            Dividends Paid                    (551)          (1,653)
                                     _____________    _____________
            Net Cash Used In
              Financing Activities            (602)          (1,699)
                                     _____________    _____________
NET INCREASE IN CASH AND CASH
       EQUIVALENTS                           1,335              995
CASH AND CASH EQUIVALENTS Beginning
       of Period                             3,478            8,483
                                     _____________    _____________
CASH AND CASH EQUIVALENTS End
       of Period                            $4,813         $  9,478
                                     _____________    _____________
                                     _____________    _____________

            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (unaudited)

                                      Shares of
                                 Beneficial Interest    Undistributed   Total Shareholders'
                               Number           Amount    Net Income       Equity
                                                (000)       (000)           (000)
                              _____________________________________________________________
Balance: January 1, 1995       11,019,978       $36,047   $4,454         $40,501
Net Income for the Period                                  1,102           1,102
Liquidating Distributions                        (1,102)                  (1,102)
                              _____________________________________________________________
Balance: June 30, 1995         11,019,978       $34,945   $5,556         $40,501
                              _____________________________________________________________
                              _____________________________________________________________

The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Fund's Annual Report to Shareholders for the year ended December 31, 1994. The results of operations for the three and six months ended June 30, 1995, are not necessarily indicative of the results for the entire year ending December 31, 1995.
2. On December 12, 1994, the Fund's Board of Trustees adopted a Plan of Liquidation and Termination (the "Liquidation Plan"). The Fund's Declaration of Trust initially contemplated the liquidation of all of the Fund s investments after a period of approximately seven to twelve years following completion of its initial public offering, or between June 30, 1994, and 1999, respectively. The Trustees' decision to adopt the Liquidation Plan at this point in the Fund's initially contemplated liquidation period was driven by several factors, including real estate market conditions affecting each investment in the Fund's portfolio, and tax considerations affecting real estate investment trusts. The Liquidation Plan provides that the Fund will dispose of all of its assets, wind up its affairs, pay or adequately provide for the payment of all of its liabilities, and distribute for the benefit of its shareholders all of the Fund's assets over 24 months, in complete cancellation and redemption of all issued and outstanding shares of beneficial interest. Under the Liquidation Plan, the Fund's Adviser (Aldrich, Eastman & Waltch, L.P.), Trustees and officers are authorized and directed to take any and all actions as may be necessary or convenient to market the assets of the Fund and convert them into a form that may be distributed to shareholders. The Liquidation Plan provides that the Fund's assets may be sold, conveyed, transferred or otherwise disposed of when and on such terms and conditions as are deemed by the Trustees to be in the best interests of the Fund and the shareholders.
       The Fund is currently in the process of liquidating its real estate investments and distributing the net proceeds to its shareholders in accordance with the Liquidation Plan. At June 30, 1995, the Fund held investments in four income-producing properties or portfolios, including three commercial properties (consisting of one office complex located outside of Minneapolis, Minnesota, and shopping centers located in Torrance, California, and Durham, North Carolina) and one residential apartment complex located in Montgomery County, Maryland. It is contemplated that the Fund will be completely liquidated and dissolved by December 12, 1996. To the extent that the Fund has not disposed of all of its assets or made provision for all of its liabilities on December 12, 1996, the Fund intends to form a liquidating trust, the beneficiaries of which will be the shareholders of the Fund. All assets and liabilities of the Fund not previously disposed of and discharged will be transferred to the liquidating trust. Shares of the Fund would no longer be traded and the beneficial interests in the liquidating trust would not be readily transferable.
3. The Fund's financial statements have been prepared on the basis of a going concern using historical cost. In December 1994, upon adoption of the Liquidation Plan, the Fund considered all of its remaining investments as held for sale and reduced the carrying value of such investments to the extent that each investment's then-current carrying value exceeded its estimated net realizable value, defined as estimated fair market value less selling costs. Prior to the adoption of the Liquidation Plan, depreciation on real estate owned was computed using the straight-line method over 40 years for buildings and costs incurred in conjunction with the acquisition of real estate investments were deferred and amortized on a straight-line basis over the life of the loan for mortgage loan investments and the life of the property for equity investments. Subsequent to adoption of the Liquidation Plan, no depreciation or amortization expense related to the Fund's owned real estate and acquisition costs is recognized since the Fund's real estate investments are considered to be held-for-sale assets.

4. In late September 1994, the Fund exercised its call right with respect to its Plaza del Amo mortgage loan investment. As a result, the entire balance of the loan, less the unpaid balance of the senior mortgage on the Plaza property, was due and payable in late March 1995. The borrower failed to tender payment of the outstanding loan balance on the due date, resulting in a default under the terms of the loan. The Fund and the borrower have tentatively reached resolution to the default which is expected to result in a transfer of title of the property, in lieu of foreclosure, to the Fund with the borrower retaining a residual interest in the shared-appreciation feature of the mortgage. Such transfer is expected to occur early in the third quarter. Since, as of the exercise of the call right and as of June 30, 1995, the appraised value of the Plaza property securing the loan was in excess of the mortgage loan's current carrying value, no loss is currently expected to be incurred by the Fund as a result of the default and, accordingly, no provision for possible losses has been recorded. The borrower has also paid, and is expected to continue to pay, all interest due pursuant to the original terms of the loan agreement until transfer of the property to the Fund.
5. During the quarter ended March 31, 1995, $400,000 was charged to the provision for possible losses to write down the carrying value of the Minnesota Portfolio to its estimated fair market value less selling costs.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Vanguard Real Estate Fund I, A Sales-Commission-Free Income Properties Fund (the "Fund"), a Massachusetts business trust established in 1987, is a qualified finite-life real estate investment trust ("REIT") under the Internal Revenue Code of 1986. At June 30, 1995, the Fund's real estate investments include both direct ownership properties and a shared appreciation mortgage and consist of three commercial properties (comprised of one office building and two shopping centers) and one residential apartment complex. Geographically, the Fund's investments are located in each of the North Central, Pacific Southwest and Mideast regions. The Fund's Declaration of Trust precludes the Fund from reinvesting net proceeds from the sale or repayment of its real estate investments in additional real estate investments after December 31, 1993 and contemplates the liquidation of all of the Fund s investments after a period of approximately seven to twelve years following completion of its initial public offering or between June 30, 1994 and 1999, respectively.

On December 12, 1994, the Fund's Board of Trustees approved a Plan of Liquidation and Termination (the "Liquidation Plan"). The Trustee's decision to adopt the Liquidation Plan at this point in the Fund's initially contemplated liquidation period was driven by several factors, including real estate market conditions affecting each investment in the Fund's portfolio and tax considerations affecting real estate investment trusts. The Liquidation Plan provides that the Fund will dispose of all of its assets, wind up its affairs, pay or adequately provide for the payment of all of its liabilities and distribute for the benefit of its shareholders all of the Fund's assets over 24 months, in complete cancellation and redemption of all issued and outstanding shares of beneficial interest. Under the Liquidation Plan, the Fund's Adviser (Aldrich, Eastman and Waltch, L.P.), Trustees and officers are authorized and directed to take any and all actions as may be necessary or convenient to market the assets of the Fund and convert them into a form that may be distributed to shareholders. The Liquidation Plan provides that the Fund s assets may be sold, conveyed, transferred or otherwise disposed of when and on such terms and conditions as are deemed by the Trustees to be in the best interests of the Fund and the shareholders.

The Fund is currently in the process of liquidating its real estate investments and distributing the net proceeds to its shareholders in accordance with the Liquidation Plan. It is contemplated that the Fund will be completely liquidated and dissolved by December 12, 1996. To the extent that the Fund has not disposed of all of its assets or made provision for all of its liabilities on December 12, 1996, the Fund intends to form a liquidating trust, the beneficiaries of which will be the shareholders of the Fund. All assets and liabilities of the Fund not previously disposed of and discharged will be transferred to the liquidating trust and the shares of the Fund would no longer be traded.
The beneficial interests in the liquidating trust would not be readily transferable.

All Fund distributions paid subsequent to December 31, 1994 will be liquidating distributions and will be non-taxable to a shareholder to the extent the shareholder has remaining tax cost basis in the Fund's shares.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1995 VS. SIX MONTHS ENDED JUNE 30, 1994

The Fund had net income of $1,102,000, or $.10 per share, for the six months ended June 30, 1995, as compared to net income of $1,819,000, or $.17 per share for the six months ended June 30, 1994. This decrease in net income, as more fully described below, reflects (i) decreases in net rental income, net income from in-substance foreclosed assets, and income from short-term investments, partially offset by an increase in mortgage interest income and decreases in administrative expenses and depreciation and amortization expense, in each case as compared to such items in 1994; and (ii) a provision for possible losses of $400,000 for the six months ended June 30, 1995, as compared to $780,000 for the comparable period in 1994.

Net rental income (rental income less real estate taxes and property operating expenses) decreased by $1,505,000, or 54%, from $2,785,000 for the six months ended June 30, 1994 to $1,280,000 for the six months ended June 30, 1995. This decrease was primarily due to the disposition of the Seattle Industrial Portfolio and the Deluxe Check Building (part of the Minnesota Portfolio) in the latter half of 1994, which generated for the Fund net rental income of $1,600,000 and $310,000, respectively, for the six months ended June 30, 1994. This decline was partially offset by an increase of $436,000 in net rental income generated for the Fund in the six months ended June 30, 1995 as compared to the similar 1994 period from the Sheffield Forest Apartment Complex ("Sheffield"). As more fully described below, this investment was classified as an in-substance foreclosed asset from January 1, 1994 until the Fund obtained title to the property in April 1994.

At June 30, 1995, and June 30, 1994, the overall occupancy rate of the Fund s direct real estate investments, excluding Sheffield, was 99% and 97%, respectively. The occupancy rate of Sheffield was 96% and 91% at June 30, 1995 and June 30, 1994, respectively. The occupancy rate of the property underlying the Fund's Plaza del Amo mortgage loan investment was 95% and 99% at June 30, 1995 and June 30, 1994, respectively. Leases for 3% of the rentable space of the properties directly owned by the Fund, excluding Sheffield, and none of the rentable space at the property underlying the Plaza del Amo mortgage investment, expire over the remainder of 1995, respectively. Leases for units at Sheffield are generally for one-year terms as is customary for apartment leases. The Fund's Adviser is currently working to renew leases and to identify new tenants for space covered by leases that have expired or are expiring. However, there can be no assurance that the Fund will be able to maintain its current occupancy and level of income.

For the six months ended June 30, 1994, net income from in-substance foreclosed assets was $341,000. No such income was generated for the same period in 1995. In January 1994, the borrower under the Sheffield mortgage loan investment (a limited partnership whose sole asset was the Sheffield property) defaulted on the loan by making only a partial payment on the then-due interest installment. The Fund and the borrower remedied the default on April 13, 1994, at which time the Fund received title to the underlying property by means of a transfer of all of the partnership interests of the borrower in full satisfaction of the mortgage loan outstanding. During the period of default, the borrower remitted the net cash flow generated by the property to the Fund.

Investment income from short-term investments decreased by $36,000, or 23%, from $157,000 for the six months ended June 30, 1994 to $121,000 for the six months ended June 30, 1995. This decrease was primarily due to a decrease in the average short-term investment balance for the six months ended June 30, 1995, as compared to the same period of 1994, which decrease was partially offset by an increase in prevailing short-term interest rates in 1995 as compared to 1994.

Mortgage interest income increased by $89,000, from $521,000 for the six-months ended June 30, 1994 to $610,000 for the comparable period of 1995. This increase in mortgage interest income was primarily due to a higher investment balance in REMIC securities in 1995 as compared to the same period of 1994.

The Fund's financial statements have been prepared on the basis of a going concern using historical cost. In December 1994, upon adoption of the Liquidation Plan, the Fund classified all of its remaining investments as "held for sale" and reduced the carrying value of such investments to the extent that each investment's then-current carrying value exceeded its estimated "net realizable value," defined as estimated fair market value less selling costs. Prior to the adoption of the Liquidation Plan, depreciation on real estate owned was computed using the straight-line method over 40 years for buildings, and costs incurred in conjunction with the acquisition of real estate investments were deferred and amortized on a straight-line basis over the life of the loan for mortgage loan investments and the life of the property for equity investments. Subsequent to adoption of the Liquidation Plan, no depreciation or amortization expense related to the Fund's owned real estate and acquisition costs has been recognized, since the Fund's real estate investments are considered to be "held-for-sale" assets.

Administrative expenses decreased by $94,000, or 19%, from $485,000 for the six months ended June 30, 1994 to $391,000 for the six months ended June 30, 1995. This decrease was primarily due to lower advisory and administrative fees payable in the 1995 period, which fees are based on average invested real estate assets. The Fund's average assets invested in real estate decreased during 1995 due to the sale of the Seattle and Deluxe Check investments in the latter half of 1994 and the subsequent distribution to shareholders of the majority of the net proceeds from such dispositions.

The provision for possible losses is based upon management's regular evaluation of the recoverability of each investment in the portfolio. During the quarter ended March 31, 1995, the Fund charged $400,000 to its provision for possible losses to write down the carrying value of the two remaining buildings in the Minnesota Portfolio to their then-estimated fair market value less selling costs.

On June 13, 1995, the Fund declared a second quarter liquidating distribution of $.05 per share, payable on July 28, 1995 to shareholders of record as of June 30, 1995.

THREE MONTHS ENDED JUNE 30, 1995 VS. THREE MONTHS ENDED JUNE 30, 1994

The Fund had net income of $769,000, or $.07 per share for the three months ended June 30, 1995, as compared to net income of $399,000, or $.04 per share for the same period of 1994. This increase, as more fully described below, was primarily due to (i) a decrease in the provision for possible losses; (ii) an increase in mortgage interest income; (iii) a decrease in depreciation and amortization expenses, and (iv) a decrease in administrative expenses, partially offset by a decrease in both net rental income and investment income.

Net rental income decreased by $849,000, or 57%, from $1,500,000 for the three-month period ended June 30, 1994 to $651,000 for the three-month period ended June 30, 1995. This decease was primarily due to the sale of the Seattle investment in October 1994, which generated for the Fund $800,000 of net rental income for the three months ended June 30, 1994, and the sale of the Deluxe Check Building of the Minnesota investment, which generated for the Fund $155,000 for the same period. This decline was partially offset by an increase of $67,000 in net rental income generated for the Fund in the three-months ended June 30, 1995 as compared to the same period in 1994 by the Fund's Sheffield investment, to which the Fund obtained title on April 13, 1994.

A provision for possible losses for the three-months ended June 30, 1994 in the amount of $780,000 ($1,070,000, net of charge-offs of $290,000) was recorded to write-down the carrying value of the Fund's Deluxe Check Building which was subsequently sold in August 1994. No provision for possible losses was recorded for the three-months ended June 30, 1995.

Mortgage interest income increased by $83,000, or 38%, from $221,000 for the three-month period ended June 30, 1994 to $304,000 for the three-month period ended June 30, 1995. This increase was primarily due to a higher investment balance in REMIC securities in 1995 as compared to the same period of 1994.

Administrative expenses decreased by $56,000, or 23%, from $248,000 for the three months ended June 30, 1994 to $192,000 for the comparable period of 1995. This decrease was primarily due to lower advisory and administrative fees payable in the 1995 period, which fees are based on average invested real estate assets. The Fund's assets invested in real estate decreased during the 1995 period due to the sale of the Seattle and Deluxe Check investments in the latter half of 1994 and the subsequent distribution to shareholders of the majority of the net proceeds from such dispositions.

Short-term investment income decreased by $22,000, or 25%, from $87,000 for the three-months ended June 30, 1994 to $65,000 for the comparable period of 1995. This decrease was primarily due to a lower average short-term investment balance for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was partially offset by an increase in prevailing short-term interest rates in 1995 as compared to 1994.

As described above in the comparison of results for the six months ended June 30, 1995 vs. June 30, 1994, the Fund, currently liquidating its real estate investments consistent with its Plan of Liquidation adopted December 12, 1994, considers its assets to be held for sale. Accordingly, no depreciation or amortization expense has been recorded in 1995.


LIQUIDITY AND CAPITAL RESOURCES

On July 28, 1995, the Fund sold the two remaining buildings in the Minnesota Portfolio for a combined contract price of $1,780,000. In connection with the sale, and in accordance with the terms of the Fund's amended advisory agreement, the Fund incurred a disposition fee of $25,000, payable to its Adviser. The Fund also, at closing, paid brokerage commissions of $66,000.

In September 1994, the Fund exercised its call right with respect to its Plaza del Amo mortgage loan investment. As a result, the entire balance of the loan, less the unpaid balance of the senior mortgage on the Plaza property, was due and payable in late March 1995. The borrower failed to tender payment of the outstanding loan balance on the due date, resulting in default under the terms of the loan. Since, as of the exercise of the call right and as of June 30, 1995, the appraised value of the Plaza property securing the loan was in excess of the mortgage loan's current carrying value, no loss is currently expected to be incurred by the Fund as a result of the default and, accordingly, no provision for possible losses has been recorded. During the period of default, the borrower paid all interest due pursuant to the original terms of the loan agreement. On August 2, 1995, to resolve the default, the borrower agreed to transfer title of the property to the Fund in lieu of foreclosure, while retaining a residual interest in the shared-appreciation feature of the loan. The Fund's Adviser plans to promptly market the property for sale.

During the Fund's liquidation period, its ability to make quarterly distributions will be dependent upon its financial condition, earnings and cash flow, cash position and future working capital requirements. As a result of 1994 property sales, and the subsequent year-end liquidating distribution of the proceeds from such sales, the book value of the Fund's shares has been significantly reduced. Accordingly, the amount of future income the Fund may be expected to generate will also be reduced. Further, as a result of the adoption of the Liquidation Plan, the Fund's remaining investments are being held for sale, rather than the production of income; and accordingly, income from real estate can be expected to continue to decline throughout the Fund's liquidation period as the Fund's remaining properties are sold.

Future quarterly liquidating distributions to shareholders, excluding any amounts distributed from net proceeds from property sales, will be largely dependent upon the amount of funds from operations generated by the Fund during its liquidation period. For the six months ended June 30, 1995, funds from operations (defined as net income plus depreciation and amortization, and provision for possible losses) in the amount of $1,502,000, or $.14 per share, exceeded by $400,000 the amount of paid and accrued distributions to shareholders ($.10 per share) for the period. Funds from operations are generated from the ongoing operations of the Fund's direct real estate investments and interest income on short-term investments and mortgage loans. Accordingly, unfavorable economic conditions, vacancies, environmental requirements, reductions in prevailing short-term interest rates or increases in major expenses such as energy, insurance, and real estate taxes during the liquidation period could have an adverse impact upon the Fund's future funds from operations and distributions to shareholders.

As a matter of policy the Fund seeks to maintain working capital reserves in an amount not less than $2,300,000, which amount constitutes 2% of the gross proceeds of the Fund's initial offering. Working capital reserves are defined as cash and cash equivalents, including the Fund's investment in marketable securities, and other assets expected to be realized over the next year, less liabilities expected to be paid over the next year.
Working capital reserves at June 30, 1995 aggregated approximately $6.0 million, representing 5.2% of the initial public offering proceeds, compared to working capital reserves of $5.7 million at December 31, 1994, which represented 5.0% of the Fund's initial offering proceeds.

During the fourth quarter of 1990, the Fund instituted a share repurchase program. Under the program, the Fund is authorized to repurchase in the open market from time to time up to 500,000 of the Fund's outstanding shares. As of June 30, 1995, 413,725 shares have been repurchased at an aggregate cost of $3,134,000. No shares have been repurchased since September 1993 and the Fund's management, in light of adoption of the Liquidation Plan, does not expect the Fund to repurchase any additional shares.

The Fund intends to continue to qualify as a real estate investment trust under the Internal Revenue Code and distribute all of its taxable income, if any. The Fund's management considers the Fund's liquidity, as well as its ability to generate cash, as adequate to meet its presently foreseeable operating requirements.

                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

         (a)   Exhibits

     27.       Financial Data Schedule
               A Financial Data Schedule for the six months ended June 30, 1995, was submitted in electronic format only.

         (b)   Reports on Form 8-K

          The Fund filed no reports on Form 8-K during the second quarter ended June 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Vanguard Real Estate Fund I,
               A Sales-Commission-Free Income Properties Fund




August 10, 1995
                               John J. Brennan
                                 President


August 10, 1995
                               Ralph K. Packard
                                 Vice President & Controller