Form 10-Q
period 1995-09-30
VANGUARD REAL ESTATE FUND I /MA/
filed 1995-11-14
CIK 801124

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarter ended:  September 30, 1995
                                 ------------------

                                       OR


(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission File number:  0-16785
                         -------
                          VANGUARD REAL ESTATE FUND I
                 A SALES-COMMISSION-FREE INCOME PROPERTIES FUND
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Massachusetts                                          23-6861048
     ---------------------------------------                        --------------------
         (State or other jurisdiction of                                (IRS Employer
          incorporation or organization)                             Identification No.)

            Vanguard Financial Center
                   Malvern, PA                                             19355
     ----------------------------------------                       -------------------
     (Address of principal executive offices)                            (Zip Code)


         Registrant's telephone number (610) 669-1000
                                       --------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No
                               ------          ------

11,019,978 shares of beneficial interest outstanding as of October 31, 1995.

                                     INDEX


      ITEM                                                                                                      Page
       No.                                                                                                       No.
   -----------                                                                                                 -------
         Cover Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -
         Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

PART I            FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2
         Income Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3-4
         Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5-6
         Statements of Changes in Shareholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .       7
         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8-9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . .   10-14


PART II           OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

         ITEM 2.  CHANGES IN SECURITIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   . . . . . . . . . . . . . . . . . . .      15

         ITEM 5.  OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                September 30, 1995           December 31, 1994
ASSETS                                                             ($ in 000s)                  ($ in 000s)
                                                                 -----------------           -----------------
Investments in Real Estate:
  Direct Ownership Investments:
    Land  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $12,650                  $  6,570
    Buildings and Improvements  . . . . . . . . . . . . . . . .          24,457                    21,717
                                                                        -------                   -------
                                                                         37,107                    28,287
    Less -- Accumulated Depreciation  . . . . . . . . . . . . .           1,714                     2,069
                                                                        -------                   -------
                                                                         35,393                    26,218
  Mortgage Loan Receivable  . . . . . . . . . . . . . . . . . .             --                     10,646
                                                                        -------                   -------
Net Investment Portfolio  . . . . . . . . . . . . . . . . . . .          35,393                    36,864
Marketable Securities -- REMICs . . . . . . . . . . . . . . . .           1,792                     1,992
Short-Term Investments:
  Vanguard Money Market Reserves - Prime Portfolio
    (730,415 and 1,478,147 shares, respectively)  . . . . . . .             730                     1,478
  Temporary Cash Investments  . . . . . . . . . . . . . . . . .           5,495                     2,000
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . .             971                       945
                                                                        -------                   -------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .         $44,381                   $43,279
                                                                        =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage Loans (including current portion of $111 and $102,
  respectively) . . . . . . . . . . . . . . . . . . . . . . . .         $ 2,306                   $ 2,383
Due to Affiliates . . . . . . . . . . . . . . . . . . . . . . .              93                        98
Dividend Payable  . . . . . . . . . . . . . . . . . . . . . . .             551                       --
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . .             613                       297
                                                                        -------                   -------
TOTAL LIABILITIES   . . . . . . . . . . . . . . . . . . . . . .           3,563                     2,778
                                                                        -------                   -------

Shares of Beneficial Interest, without par value,
  unlimited shares authorized . . . . . . . . . . . . . . . . .          34,394                    36,047
Undistributed Net Income  . . . . . . . . . . . . . . . . . . .           6,424                     4,454
                                                                        -------                   -------
TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . .          40,818                    40,501
                                                                        -------                   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . .         $44,381                   $43,279
                                                                        =======                   =======

The accompanying notes are an integral part of these statements.

                               Income Statements
                                  (Unaudited)

                                                                         Three Months Ended September 30,
                                                                             1995              1994
                                                                             (000)             (000)
                                                                            ------            ------
REAL ESTATE INCOME
Rental Income   . . . . . . . . . . . . . . . . . . . . . . . .              $1,207            $2,032
Mortgage Interest Income  . . . . . . . . . . . . . . . . . . .                 121               285
                                                                             ------            ------
                                                                              1,328             2,317
                                                                             ------            ------

REAL ESTATE EXPENSES
Mortgage Interest Expense   . . . . . . . . . . . . . . . . . .                  58                60
Real Estate Taxes   . . . . . . . . . . . . . . . . . . . . . .                  99               202
Property Operating Expenses   . . . . . . . . . . . . . . . . .                 295               584
Depreciation and Amortization   . . . . . . . . . . . . . . . .                  --               308
                                                                             ------            ------
                                                                                452             1,154
                                                                             ------            ------

INCOME FROM REAL ESTATE   . . . . . . . . . . . . . . . . . . .                 876             1,163
INVESTMENT INCOME FROM SHORT-TERM
    INVESTMENTS   . . . . . . . . . . . . . . . . . . . . . . .                  80               127
                                                                             ------            ------
                                                                                956             1,290
                                                                             ------            ------

ADMINISTRATIVE EXPENSES
Investment Advisory Fee   . . . . . . . . . . . . . . . . . . .                  48                84
Administrative Fee  . . . . . . . . . . . . . . . . . . . . . .                  44                70
Other Administrative Expenses   . . . . . . . . . . . . . . . .                  60                80
                                                                             ------            ------
                                                                                152               234
                                                                             ------            ------

INCOME BEFORE NET GAIN (LOSS) ON SALE
    OF INVESTMENT   . . . . . . . . . . . . . . . . . . . . . .                 804             1,056
Net Gain (Loss) on Sale of Investment . . . . . . . . . . . . .                  64               (67)
                                                                             ------            ------
NET INCOME    . . . . . . . . . . . . . . . . . . . . . . . . .              $  868            $  989
                                                                             ======            ======

Weighted Average Number of Shares Outstanding   . . . . . . . .          11,019,978        11,019,978
                                                                         ==========        ==========

Net Income Per Share:
    Income Before Net Gain (Loss) on Sale of Investment   . . .                $.07              $.10
    Net Gain (Loss) on Sale of Investment   . . . . . . . . . .                 .01              (.01)
                                                                               ----              ----
Net Income Per Share  . . . . . . . . . . . . . . . . . . . . .                $.08              $.09
                                                                               ====              ====

The accompanying notes are an integral part of these statements.

                               Income Statements
                                  (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                             1995               1994
                                                                             (000)              (000)
                                                                             ------             ------
REAL ESTATE INCOME
Rental Income   . . . . . . . . . . . . . . . . . . . . . . . .              $3,284             $5,670
Mortgage Interest Income  . . . . . . . . . . . . . . . . . . .                 731                805
Net Income from In-Substance Foreclosed Assets  . . . . . . . .                 --                 341
                                                                             ------             ------
                                                                              4,015              6,816
REAL ESTATE EXPENSES                                                         ------             ------
Mortgage Interest Expense   . . . . . . . . . . . . . . . . . .                 176                183
Real Estate Taxes   . . . . . . . . . . . . . . . . . . . . . .                 302                570
Property Operating Expenses   . . . . . . . . . . . . . . . . .                 889              1,069
Depreciation and Amortization   . . . . . . . . . . . . . . . .                  --                904
Provision for Possible Losses   . . . . . . . . . . . . . . . .                 400                780
                                                                             ------             ------
                                                                              1,767              3,506
                                                                             ------             ------
INCOME FROM REAL ESTATE   . . . . . . . . . . . . . . . . . . .               2,248              3,310
INVESTMENT INCOME FROM SHORT-TERM
    INVESTMENTS   . . . . . . . . . . . . . . . . . . . . . . .                 201                284
                                                                             ------             ------
                                                                              2,449              3,594
                                                                             ------             ------
ADMINISTRATIVE EXPENSES
Investment Advisory Fee   . . . . . . . . . . . . . . . . . . .                 141                257
Administrative Fee  . . . . . . . . . . . . . . . . . . . . . .                 130                219
Other Administrative Expenses   . . . . . . . . . . . . . . . .                 272                243
                                                                             ------             ------
                                                                                543                719
INCOME BEFORE NET GAIN (LOSS) ON SALE                                        ------             ------
    OF INVESTMENT   . . . . . . . . . . . . . . . . . . . . . .               1,906              2,875
Net Gain (Loss) on Sale of Investment . . . . . . . . . . . . .                  64                (67)
                                                                             ------             ------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .              $1,970             $2,808
                                                                             ======             ======

Weighted Average Number of Shares Outstanding   . . . . . . . .          11,019,978         11,019,978
                                                                         ==========         ==========
Net Income Per Share:
    Income Before Net Gain (Loss) on Sale of Investment   . . .                $.17              $ .26
    Net Gain (Loss) on Sale of Investment   . . . . . . . . . .                 .01               (.01)
                                                                               ----              -----
Net Income Per Share  . . . . . . . . . . . . . . . . . . . . .                $.18              $ .25
                                                                               ====              =====

The accompanying notes are an integral part of these statements.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Three Months Ended September 30,
                                                                            1995         1994
                                                                            (000)        (000)
                                                                           ------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .            $  868       $   989
Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
    Depreciation and Amortization   . . . . . . . . . . . . . .                --           308
    Net (Gain) Loss on Sale of Investment   . . . . . . . . . .               (64)           67
    Valuation Allowance on Marketable Securities  . . . . . . .                --            23
    Changes in Other Assets and Liabilities   . . . . . . . . .              (507)          (25)
                                                                           ------       -------
  Net Cash Provided by Operating Activities   . . . . . . . . .               297         1,362
                                                                           ------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Real Estate:
  Building Improvements   . . . . . . . . . . . . . . . . . . .               (40)          (14)
  Sale of Investment -- Deluxe Check    . . . . . . . . . . . .                --         5,342
  Sale of Investments -- Shoreview, Fairview  . . . . . . . . .             1,655            --
Principal Repayments on Marketable Securities -- REMICs   . . .                77            67
                                                                           ------       -------
  Net Cash Provided by Investing Activities   . . . . . . . . .             1,692         5,395
                                                                           ------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage Principal Payments . . . . . . . . . . . . . . . . . .               (26)          (24)
Distributions Paid  . . . . . . . . . . . . . . . . . . . . . .              (551)       (1,653)
                                                                           ------       -------
  Net Cash Used In Financing Activities   . . . . . . . . . . .              (577)       (1,677)
                                                                           ------       -------
NET INCREASE IN CASH AND CASH EQUIVALENTS   . . . . . . . . . .             1,412         5,080
CASH AND CASH EQUIVALENTS -- Beginning of Period  . . . . . . .             4,813         9,478
                                                                           ------       -------
CASH AND CASH EQUIVALENTS -- End of Period  . . . . . . . . . .           $ 6,225       $14,558
                                                                           ======       =======


The accompanying notes are an integral part of these statements.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          Nine Months Ended September 30,
                                                                             1995                 1994
CASH FLOWS FROM OPERATING ACTIVITIES                                         (000)                (000)
                                                                            -------             --------
Net Income    . . . . . . . . . . . . . . . . . . . . . . . . .             $ 1,970              $ 2,808
Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
    Provision for Possible Losses   . . . . . . . . . . . . . .                 400                  780
    Depreciation and Amortization   . . . . . . . . . . . . . .                  --                  904
    Net (Gain) Loss on Sale of Investment   . . . . . . . . . .                 (64)                  67
    Valuation Allowance on Marketable Securities  . . . . . . .                  --                   83
    Changes in Other Assets and Liabilities   . . . . . . . . .                (173)                  (8)
                                                                            -------              -------
      Net Cash Provided by Operating Activities   . . . . . . .               2,133                4,634
                                                                            -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Real Estate:
  Building Improvements   . . . . . . . . . . . . . . . . . . .                 (49)                 (14)
  Sale of Investment -- Deluxe Check  . . . . . . . . . . . . .                  --                5,342
  Sale of Investments -- Shoreview, Fairview  . . . . . . . . .               1,655                   --
Marketable Securities Acquired  . . . . . . . . . . . . . . . .                  --                 (715)
Principal Repayments on Marketable Securities -- REMICs . . . .                 187                  204
                                                                            -------              -------
  Net Cash Provided by Investing Activities   . . . . . . . . .               1,793                4,817
                                                                            -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage Principal Payments . . . . . . . . . . . . . . . . . .                 (77)                 (70)
Distributions Paid  . . . . . . . . . . . . . . . . . . . . . .              (1,102)              (3,306)
                                                                            -------              -------
  Net Cash Used In Financing Activities   . . . . . . . . . . .              (1,179)              (3,376)
                                                                            -------              -------
NET INCREASE IN CASH AND CASH EQUIVALENTS   . . . . . . . . . .               2,747                6,075
CASH AND CASH EQUIVALENTS -- Beginning of Period  . . . . . . .               3,478                8,483
                                                                            -------              -------
CASH AND CASH EQUIVALENTS -- End of Period  . . . . . . . . . .             $ 6,225              $14,558
                                                                            =======              =======
The accompanying notes are an integral part of these statements.

                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                      Shares of                                  Total
                                                  Beneficial Interest       Undistributed     Shareholders'
                                                                 Amount       Net Income         Equity
                                                 Number           (000)          (000)            (000)
                                               ----------       --------     -------------    -------------
Balance: January 1, 1995  . . . . . .          11,019,978        $36,047        $4,454           $40,501
Net Income for the Period . . . . . .                                            1,970             1,970
Liquidating Distributions . . . . . .                             (1,653)                         (1,653)
                                               ----------        -------        ------           -------
Balance: September 30, 1995 . . . . .          11,019,978        $34,394        $6,424           $40,818
                                               ==========        =======        ======           =======

The accompanying notes are an integral part of these statements.

                         Notes to Financial Statements
                                  (Unaudited)

1. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Fund's Annual Report to Shareholders for the year ended December 31, 1994. The results of operations for the three and nine months ended September 30, 1995, are not necessarily indicative of the results for the entire year ending December 31, 1995.

2. On December 12, 1994, the Fund's Board of Trustees adopted a Plan of Liquidation and Termination (the "Liquidation Plan"). The Fund's Declaration of Trust initially contemplated the liquidation of all of the Fund's investments after a period of approximately seven to twelve years following completion of its initial public offering, or between June 30, 1994, and 1999, respectively. The Trustees' decision to adopt the Liquidation Plan at this point in the Fund's initially contemplated liquidation period was driven by several factors, including real estate market conditions affecting each investment in the Fund's portfolio, and tax considerations affecting real estate investment trusts. The Liquidation Plan provides that the Fund will dispose of all of its assets, wind up its affairs, pay or adequately provide for the payment of all of its liabilities, and distribute for the benefit of its shareholders all of the Fund's assets over 24 months, in complete cancellation and redemption of all issued and outstanding shares of beneficial interest. Under the Liquidation Plan, the Fund's Adviser (Aldrich, Eastman & Waltch, L.P.), Trustees and officers are authorized and directed to take any and all actions as may be necessary or convenient to market the assets of the Fund and convert them into a form that may be distributed to shareholders. The Liquidation Plan provides that the Fund's assets may be sold, conveyed, transferred or otherwise disposed of when and on such terms and conditions as are deemed by the Trustees to be in the best interests of the Fund and the shareholders.
         The Fund is currently in the process of liquidating its real estate investments with the intention of distributing the net proceeds to its shareholders in accordance with the Liquidation Plan. On September 30, 1995, the Fund held investments in three income-producing properties or portfolios, including two commercial properties (consisting of two shopping centers located in Torrance, California, and Durham, North Carolina) and one residential apartment complex located in Montgomery County, Maryland. It is contemplated that the Fund will be completely liquidated and dissolved by December 12, 1996. To the extent that the Fund has not disposed of all of its assets or made provision for all of its liabilities on December 12, 1996, the Fund intends to form a liquidating trust, the beneficiaries of which will be the shareholders of the Fund. All assets and liabilities of the Fund not previously disposed of and discharged will be transferred to the liquidating trust. Shares of the Fund would no longer be traded and the beneficial interests in the liquidating trust would not be readily transferable.

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

4. In late September 1994, the Fund exercised its call right with respect to its Plaza del Amo shared-appreciation, wrap-around mortgage loan investment. As a result, the entire balance of the loan, less the unpaid balance of the senior mortgage on the Plaza property, was due and payable in late March 1995. The borrower failed to tender payment of the outstanding loan balance on the due date, resulting in a default under the terms of the loan. On July 31, 1995, the borrower transferred title to the property, in lieu of foreclosure, to the Fund with the borrower retaining a residual interest in the shared-appreciation feature of the mortgage.
         Under the original loan terms, upon repayment of the loan, both the borrower and the Fund were entitled to a share of the property's appreciation, if any, equal to 50% of Plaza's fair market value in excess of the original wrap-around loan balance of $10,646,000. In consideration for the borrower agreeing to transfer title to the Fund in lieu of foreclosure, the transfer agreement provides that, upon the Fund's ultimate sale of Plaza, the Fund will pay the borrower the greater of 2% of Plaza's net sales proceeds, as defined, or a share of Plaza's net sales proceeds in excess of the original wrap-around mortgage loan balance such that the borrower and the Fund share in the Property's appreciation equally as contemplated in the original mortgage loan agreement.
         Upon transfer of title, the Fund recorded the property at its estimated fair market value less selling costs. Such costs included the estimated minimum shared-appreciation obligation of $230,000 guaranteed the borrower pursuant to the transfer agreement, such amount determined based on the property's current estimated fair market value. Of this amount, $110,000 was paid to the borrower on the transfer date. Since the net realizable value of the property received approximated the carrying value of the Fund's mortgage loan investment, no gain or loss was recorded during the quarter ended September 30, 1995, as a result of the Fund obtaining title to Plaza.

5. During the quarter ended March 31, 1995, $400,000 was charged to the provision for possible losses to write down the carrying value of the Minnesota Portfolio to its estimated fair market value less selling costs.

6.      On July 28, 1995, the Fund sold the Shoreview and Fairview
Buildings, the remaining buildings in the Minnesota Portfolio, for a contract price of $1,780,000. In connection with the sale, and in accordance with the terms of the Fund's amended advisory agreement, the Fund incurred a disposition fee of $25,000, payable to its Adviser. The Fund, also at closing, paid brokerage commissions of $66,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Vanguard Real Estate I, a Sales-Commission-Free Income Properties Fund (the "Fund"), a Massachusetts business trust established in 1987, is a qualified finite-life real estate investment trust ("REIT") under the Internal Revenue Code of 1986. At September 30, 1995, the Fund's real estate investments include three direct ownership commercial properties comprised of two shopping centers and one residential apartment complex. Geographically, two of the Fund's investments are located in the Mideast and one property is located in the Pacific Southwest. The Fund's Declaration of Trust precludes the Fund from reinvesting net proceeds from the sale or repayment of its real estate investments in additional real estate investments after December 31, 1993 and contemplates the liquidation of all of the Fund's investments after a period of approximately seven to twelve years following completion of its initial public offering or between June 30, 1994 and 1999, respectively.

On December 12, 1994, the Fund's Board of Trustees approved a Plan of Liquidation and Termination (the "Liquidation Plan"). The Trustee's decision to then adopt the Liquidation Plan was driven by several factors, including real estate market conditions affecting each investment in the Fund's portfolio and tax considerations affecting real estate investment trusts. The Liquidation Plan provides that the Fund will dispose of all of its assets, wind up its affairs, pay or adequately provide for the payment of all of its liabilities and distribute for the benefit of its shareholders all of the Fund's assets over 24 months, in complete cancellation and redemption of all issued and outstanding shares of beneficial interest. Under the Liquidation Plan, the Fund's Adviser (Aldrich, Eastman and Waltch, L.P.), Trustees and officers are authorized and directed to take any and all actions as may be necessary or convenient to market the assets of the Fund and convert them into a form that may be distributed to shareholders. The Liquidation Plan provides that the Fund's assets may be sold, conveyed, transferred or otherwise disposed of when and on such terms and conditions as are deemed by the Trustees to be in the best interests of the Fund and the shareholders.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. NINE MONTHS ENDED SEPTEMBER 30, 1994

The Fund had net income of $1,970,000, or $.18 per share, for the nine months ended September 30, 1995, as compared to net income of $2,808,000, or $.25 per share for the nine months ended September 30, 1994. Included in net income in 1995 is a $64,000 gain realized in the third quarter of 1995 on the sale of the Shoreview and Fairview Buildings, the remaining buildings in the Minnesota Portfolio. The Fund completed the sale on July 28, 1995 and realized net proceeds in the amount of $1,655,000. The terms of the sale are more fully described in Note 6 to the accompanying financial statements. Excluding this gain, and a $67,000 loss resulting from the sale of the Deluxe Check Building of the Minnesota Portfolio in the third quarter of 1994, net income decreased $969,000 for the nine-month period ended September 30, 1995 as compared to net income for the same period in 1994. As more fully described below, this decrease in net income reflects (i) decreases in net rental income, net income from in-substance foreclosed assets, income from short-term investments, and mortgage interest income, partially offset by decreases in administrative expenses and depreciation and amortization expense, in each case as compared to such items in 1994, and (ii) a provision for possible losses of $400,000 for the nine months ended September 30, 1995, as compared to $780,000 for the comparable period in 1994.

Net rental income (rental income less real estate taxes and property operating expenses) decreased by $1,938,000, or 48%, from $4,031,000 for the nine months ended September 30, 1994 to $2,093,000 for the nine months ended September 30, 1995. This decrease was primarily due to the disposition of the Seattle Industrial Portfolio and the Deluxe Check Building (part of the Minnesota Portfolio) in 1994, which generated for the Fund net rental income of $2,416,000 and $465,000, respectively, for the nine months ended September 30, 1994. This decline was partially offset by an increase of $683,000 in net rental income generated for the Fund in the nine months ended September 30, 1995 as compared to the similar 1994 period from the Sheffield Forest Apartment Complex (as more fully described on page 12, this investment was classified as an in-substance foreclosed asset from January 1, 1994 until the Fund obtained title in April 1994), and a $179,000 increase in net rental income from the Plaza del Amo Shopping Center as a result of the Fund obtaining title in late July 1995, as more fully described below, to this property which secured its former mortgage loan investment. In September 1994, the Fund exercised its call right with respect to its Plaza del Amo shared-appreciation, wrap-around mortgage loan investment. As a result, the entire balance of the loan, less the unpaid balance of the senior mortgage on the Plaza property, was due and payable in late March 1995. The borrower failed to tender payment of the outstanding loan balance on the due date, resulting in default under the terms of the loan. Effective July 31, 1995, the borrower transferred title to the property, in lieu of foreclosure, to the Fund, with the borrower retaining a residual interest in the shared-appreciation feature of the mortgage. The terms of the transfer are more fully described in Note 4 to the accompanying financial statements.

At September 30, 1995 and September 30, 1994, the overall occupancy rate of the Fund's direct real estate investments, excluding Sheffield, was 98% and 97%, respectively. The occupancy rate of Sheffield was 91% and 95% at September 30, 1995 and September 30, 1994, respectively. Leases for 1% of the rentable space of the properties directly owned by the Fund, excluding Sheffield, expire over the remainder of 1995. Leases for units at Sheffield are generally for one-year terms as is customary for apartment leases. The Fund's Adviser is currently working to renew leases and to identify new tenants for space covered by leases that have expired or are expiring. However, there can be no assurance that the Fund will be able to maintain its current occupancy and level of income.

For the nine months ended September 30, 1994, net income from in-substance foreclosed assets was $341,000. No such income was generated for the same period in 1995. In January 1994, the borrower under the Sheffield mortgage loan investment (a limited partnership whose sole asset was the Sheffield property) defaulted on the loan by making only a partial payment on the then-due interest installment. On April 13, 1994, the Fund received title to the underlying property by means of a transfer of all of the partnership interests of the borrower in full satisfaction of the mortgage loan outstanding and the investment was reclassified from an in-substance foreclosed asset to a direct ownership investment. During the period of default, the borrower remitted the net cash flow generated by the property to the Fund.

Investment income from short-term investments decreased by $83,000, or 29%, from $284,000 for the nine months ended September 30, 1994 to $201,000 for the same period of 1995. This decrease was primarily due to a decrease in the average short-term investment balance for the nine months ended September 30, 1995, as compared to the same period of 1994, which decrease was partially offset by an increase in prevailing short-term interest rates in 1995 as compared to 1994.

Mortgage interest income decreased by $74,000, from $805,000 for the nine months ended September 30, 1994 to $731,000 for the comparable period of 1995. This decrease was primarily attributable to the transfer of Plaza del Amo to the Fund in July 1995, which resulted in a decrease in mortgage interest income of $164,000. This decrease was offset by an increase in mortgage interest income due to a higher investment balance in REMIC securities in 1995 as compared to such balance during the same period of 1994.

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

Administrative expenses decreased by $176,000, or 24%, from $719,000 for the nine months ended September 30, 1994 to $543,000 for the comparable period of 1995. This decrease was primarily due to lower advisory and administrative fees payable in the 1995 period, which fees are based on average invested real estate assets. The Fund's average assets invested in real estate decreased during 1995 due to the sale of the Seattle and Deluxe Check investments in the latter half of 1994 and the sale of the remaining Minnesota Portfolio properties consisting of the Shoreview and Fairview Buildings in July 1995.

The provision for possible losses is based upon management's regular evaluation of the recoverability of each investment in the portfolio. During the quarter March 31, 1995, the Fund charged $400,000 to its provision for possible losses to write down the carrying value of the two remaining buildings in the Minnesota Portfolio to their then-estimated fair market value less selling costs.

On September 12, 1995, the Fund declared a third quarter liquidating distribution of $.05 per share, payable on October 31, 1995 to shareholders of record as of September 29, 1995.

THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. THREE MONTHS ENDED SEPTEMBER 30, 1994

The Fund had net income of $868,000, or $.08 per share, for the three-months ended September 30, 1995, as compared to net income of $989,000, or $.09 per share, for the same period of 1994. Excluding the gain realized on the sale of the Shoreview and Fairview Buildings in the third quarter of 1995 and the loss recorded on the sale of the Deluxe Check Building in the third quarter of 1994, net income for the three months ended September 30, 1995 decreased by $252,000 from the comparable 1994 period. This decrease, as more fully described below, was primarily due to decreases in net rental income, mortgage interest income and investment income, partially offset by decreases in depreciation and amortization expenses and administrative expenses, in each case as compared to such items in the three-month period ended September 30, 1994.

Net rental income decreased by $433,000, or 35%, from $1,246,000 for the three months ended September 30, 1994 to $813,000 for the three months ended September 30, 1995. This decrease was primarily due to the sale of the Seattle investment in October 1994, which generated for the Fund $816,000 of net rental income for the three months ended September 30, 1994, and the sales of the Deluxe Check building, in August of 1994, and the Fairview and Shoreview buildings, in July of 1995, of the Minnesota Portfolio. The Minnesota Portfolio generated for the Fund $147,000 of net rental income for the three months ended September 30, 1994 as compared to $19,000 of net rental income for the comparable period in 1995. This decline was partially offset by increases of $247,000 and $178,000 in net rental income generated for the Fund in the three months ended September 30, 1995 by the Fund's former mortgage loan investments, Sheffield Forest and Plaza del Amo, respectively, as compared to the same period in 1994. The Fund obtained title to Sheffield Forest and Plaza del Amo in April 1994 and July 1995, respectively. In the case of Sheffield, its net rental income for the 1994 period was reduced by significant expenditures to remedy the effects of routine property maintenance deferred by the former borrower. Plaza was classified as a mortgage loan during all of 1994.

Mortgage interest income decreased by $164,000, or 58%, from $285,000 for the three months ended September 30, 1994 to $121,000 for the comparable period of 1995. This decrease was primarily attributable to the transfer of title to the Fund of the Plaza del Amo Shopping Center in July 1995. Plaza provided mortgage interest income of $275,000 for the three months ended September 30, 1994 as compared to $91,000 for the same period of 1995.

Short-term investment income decreased by $47,000, or 37%, from $127,000 for the three months ended September 30, 1994 to $80,000 for the comparable period of 1995. This decrease was primarily due to a lower average short-term investment balance for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease was partially offset by an increase in prevailing short-term interest rates in 1995 as compared to 1994.

Administrative expenses decreased by $82,000, or 35%, from $234,000 for the three months ended September 30, 1994 to $152,000 for the comparable period of 1995. This decrease was primarily due to lower advisory and administrative fees, payable in 1995 period, which fees are based on average invested real estate assets. The Fund's assets invested in real estate decreased during the 1995 period due to the sale of the Seattle and Deluxe Check investments in the latter half of 1994, and the sale of the remaining two properties of the Minnesota Portfolio in July 1995.

As described above in the comparison of results for the nine months ended September 30, 1995 vs. September 30, 1994, the Fund is in the process of liquidating its real estate investments consistent with its Plan of Liquidation adopted on December 12, 1994 and considers its assets to be held for sale. Accordingly, no depreciation or amortization expense has been recorded in 1995.

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

Future quarterly liquidating distributions to shareholders, excluding any amounts distributed from net proceeds from property sales, will be largely dependent upon the amount of funds from operations generated by the Fund during its liquidation period. For the nine months ended September 30, 1995, funds from operations (defined as net income before gains or losses plus depreciation and amortization and provision for possible losses) in the amount of $2,306,000, or $.21 per share, exceeded by $653,000 the amount of paid and accrued distributions to shareholders ($.15 per share) for the period. Funds from operations are generated from the ongoing operations of the Fund's direct real estate investments and interest income on short-term investments. Accordingly, unfavorable economic conditions, vacancies, environmental requirements, reductions in prevailing short-term interest rates or increases in major expenses such as energy, insurance, and real estate taxes during the liquidation period could have an adverse impact upon the Fund's future funds from operations and distributions to shareholders.

As a matter of policy, the Fund seeks to maintain working capital reserves in an amount not less than $2,300,000, which amount constitutes 2% of the gross proceeds of the Fund's initial offering. Working capital reserves are defined as cash and cash equivalents including the Fund's investment in marketable securities, and other assets expected to be realized over the next year, less liabilities expected to be paid over the next year. Working capital reserves at September 30, 1995 aggregated approximately $7.7 million, representing 6.7% of the initial public offering proceeds, compared to working capital reserves of $5.7 million at December 31, 1994, which represented 5.0% of the Fund's initial offering proceeds.

During the fourth quarter of 1990, the Fund instituted a share repurchase program. Under the program, the Fund is authorized to repurchase in the open market from time to time up to 500,000 of the Fund's outstanding shares. As of September 30, 1995, 413,725 shares have been repurchased at an aggregate cost of $3,134,000. No shares have been repurchased since September 1993 and the Fund's management, in light of adoption of the Liquidation Plan, does not expect the Fund to repurchase any additional shares.

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

                 None

Item 5.  Other Information.

                 None

Item 6.  Exhibits and Reports on Form 8-K.

             (a) Exhibits

                 27.    Financial Data Schedule
                          A Financial Data Schedule for the nine months ended September 30, 1995, was submitted in electronic format only.

             (b) Reports on Form 8-K

                 The Fund filed no reports on Form 8-K during the third quarter ended September 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Vanguard Real Estate Fund I,
                 A Sales-Commission-Free Income Properties Fund



DATE  November 14, 1995                           /s/ John J. Brennan
     __________________________________         ___________________________
                                                  John J. Brennan
                                                     President

DATE  November 14, 1995                           /s/ Ralph K. Packard
     __________________________________         ___________________________
                                                  Ralph K. Packard
                                                     Vice President & Controller