Form 10-K405
period 1995-12-31
VANGUARD REAL ESTATE FUND I /MA/
filed 1996-03-29
CIK 801124

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         ===========================================================
                                   FORM 10-K
               Annual Report Pursuant To Section 13 or 15 (d) of
                     The Securities Exchange Act of 1934

For the Fiscal Year Ended                                Commission File Number
December 31, 1995                                                 0-16785

                            ======================

VANGUARD REAL ESTATE FUND I, A Sales-Commission-Free Income Properties Fund
---------------------------
(Exact Name of Registrant as specified in its charter)

Massachusetts                                                        23-6861048
-------------                                                        ----------
(State or other jurisdiction of                                   (IRS Employer
 incorporation or organization)                             Identification No.)

Vanguard Financial Center, Malvern, PA                                    19355
--------------------------------------                                    -----
(Address of principal executive offices)                             (Zip Code)

                                  610-669-1000
                                  ------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Shares of Beneficial Interest, no par value

                            ======================

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   YES   X   NO     .
                                                ---      ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X/

        The aggregate market value of the registrant's outstanding shares of beneficial interest held by non-affiliates on February 29, 1996 was $30,259,565 based upon the last sale price of the shares on February 29, 1996.

        As of February 29, 1996, 11,019,978 shares of beneficial interest were outstanding.

                            ======================

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for fiscal year ended December 31, 1995       Part II (Items 6-8)

Portions of the definitive Proxy Statement, filed pursuant to
Regulation 14A, to be issued in connection with the Annual Meeting of
Shareholders to be held on April 24, 1996                                   Part III (Items 10-13)

                                     INDEX



ITEM NO.                                                                                              PAGE NO.

Cover Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  -
Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

PART I

1.       Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
2.       Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
3.       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
4.       Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . .  7

PART II

5.       Market for Registrant's Common Equity and Related
         Shareholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
6.       Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
7.       Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
8.       Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
9.       Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

PART III

10.      Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . .  10
11.      Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
12.      Security Ownership of Certain Beneficial Owners
         and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
13.      Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .  10

PART IV

14.      Exhibits, Financial Statement Schedules and Reports
         on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
         Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
         Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

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

        The Fund is currently in the process of liquidating its real estate investments with the intention of distributing the net proceeds to its shareholders in accordance with the Liquidation Plan. At December 31, 1995, the Fund held investments in two commercial properties consisting of shopping centers located in Torrance, California and Durham, North Carolina. It is contemplated that the Fund will be completely liquidated and dissolved by December 12, 1996. To the extent that the Fund has not disposed of all of its assets or made provision for all of its liabilities on December 12, 1996, the Fund intends to form a liquidating trust, the beneficiaries of which will be the shareholders of the Fund. All assets and liabilities of the Fund not previously disposed of and discharged will be transferred to the liquidating trust. Shares of the Fund would no longer be traded and the beneficial interests in the liquidating trust would not be readily transferable.

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

        As of February 29, 1996, approximately $22 million was invested in the Fund's two remaining directly-owned real estate investments. Subsequently, on March 22, 1996, the Fund completed the sale of its Plaza del Amo Shopping Center ("Plaza") in Torrance, California for net proceeds of approximately $9.4 million, after satisfaction of a $2.3 million mortgage loan secured by the property, representing a gain to the Fund of approximately $0.7 million. On March 27, 1996, the Fund completed the sale of its Oakcreek Village Shopping Center ("Oakcreek") in Durham, North Carolina for net proceeds of approximately $9.0 million, generating a loss to the Fund of approximately $.8 million (of which $.7 million was recognized for financial reporting purposes in periods prior to 1996 by charges to the Fund's provision for possible losses).

        Prior to disposition of the Fund's real estate investments pursuant to the Liquidation Plan, the Fund's real estate investments were subject to competition from existing commercial, industrial, and residential properties. The REIT provisions of the Code impose certain financial, investment and operational restrictions that are not applicable to competing entities that are not REITs.

        Since the Fund's remaining properties have now been sold, the Fund's Trustees and management intend to complete the Fund's Liquidation Plan as soon as practicable. In addition to liquidating the Fund's assets, settling all of the Fund's liabilities, making a final distribution(s) to shareholders and dissolving the Fund, such activities are expected to include, but not necessarily be limited to, (i) delisting the Fund's shares from trading on the American Stock exchange, (ii) deregistering the Fund's shares under the Securities Exchange Act of 1934, (iii) making provision for contingent liabilities of the Fund, if any, and (iv) obtaining any necessary insurance coverages.

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

        The following table sets forth the names and positions with the Fund of the executive officers of the Fund:

                                NAME                     AGE                      POSITIONS
                    ----------------------------        -----        -----------------------------------
                    John C. Bogle                         66         Trustee and Chairman of the Board
                    John J. Brennan                       41         President
                    Ralph K. Packard                      51         Vice President and Controller
                    Richard F. Hyland                     58         Treasurer
                    Raymond J. Klapinsky                  57         Secretary

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

        Mr. Bogle is Chairman of the Fund, The Vanguard Group, Inc. (the Sponsor of the Fund) and each of the investment companies in The Vanguard Group. Mr. Bogle has served in such capacity during each of the past five years. Mr. Bogle also serves as a Director of The Mead Corporation and General Accident Insurance Companies.

        Mr. Brennan is President of The Vanguard Group, Inc. and has served in such capacity during each of the past five years. On January 31, 1996, Mr. Brennan assumed the title of Chief Executive Officer of the Fund, The Vanguard Group, Inc. and each of the investment companies in the Vanguard group. Mr. Brennan also serves as a Director (Trustee) of The Vanguard Group, Inc., and each of the investment companies in The Vanguard Group.

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

Item 2. Properties

As of December 31, 1995, the Fund held the following real estate investments:

                               EQUITY INVESTMENTS

                                          Nature of                                                        Initial
                                          Title                                            Total         Acquisition
                                          to/Interest                         Date         Square           Cost
        Property & Location               in Property    Description        Acquired    Footage/Units       (000)
        -------------------               -----------    -----------        --------    -------------       -----

        Durham, North Carolina
        ----------------------
          Oakcreek Village                Direct         Community           11-25-87         116,195        $10,592
                                          Ownership      Shopping                         square feet
                                                         Center
        Torrance, California
        --------------------
        Plaza del Amo *                   Direct         Community             8-1-95          91,609         11,067
                                          Ownership      Shopping                         square feet
                                                         Center

        Total Equity Investments                                                                             $21,659
                                                                                                             =======

        Total Square Feet                                                                     207,804
                                                                                          ===========

* In late September 1994, the Fund exercised its call right with respect to its Plaza del Amo ("Plaza") shared-appreciation, wrap-around mortgage loan investment. As a result, the entire balance of the loan, less the unpaid balance of the senior mortgage on the Plaza property, was due and payable in late March 1995. The borrower failed to tender payment of the outstanding loan balance on the due date, resulting in a default under the terms of the loan. On August 1, 1995, the borrower transferred title to the property, in lieu of foreclosure, to the Fund with the borrower retaining a residual interest in the shared-appreciation feature of the mortgage. Under the original loan terms, upon repayment of the loan, both the borrower and the Fund were entitled to a share of the property's appreciation, if any, equal to 50% of Plaza's fair market value in excess of the original wrap-around loan balance of $10,646,000. In consideration for the borrower agreeing to transfer title to the Fund in lieu of foreclosure, the transfer agreement provides that, upon the Fund's ultimate sale of Plaza, the Fund will pay the borrower the greater of 2% of Plaza's net sales proceeds, as defined, or a share of Plaza's net sales proceeds in excess of the original wrap-around mortgage loan balance such that the borrower and the Fund share in the Property's appreciation equally as contemplated in the original mortgage loan agreement. Upon transfer of title, the Fund recorded the property at its estimated fair market value less selling costs. Such costs included the estimated minimum shared-appreciation obligation of $230,000 guaranteed the borrower pursuant to the transfer agreement, such amount determined based on the property's then estimated fair market value. Of this amount, $110,000 was paid to the borrower on the transfer date.

        Set forth below is a summary of the general competitive conditions for those properties held at December 31, 1995 whose book value is ten percent or more of the Fund's total assets as of such date, or whose gross revenues are ten percent or more of the aggregate gross revenues of the Fund for the year ended December 31, 1995.

Plaza del Amo

        Plaza del Amo is a neighborhood shopping center located in Torrance, California. There are approximately 85,000 households (average household income of $70,000) and 210,000 people within a three-mile radius of the shopping center. Southern California's economy and, in particular, the South Bay market, have been seriously undermined by the recent recession prompted in part by difficulties in the defense and aerospace industries. As a result, the retail property market has suffered for several years from weak demand growth. Current market vacancy has remained relatively unchanged at approximately 10-12% and estimated effective rents at comparable properties is between $1.00 and $2.50 per month, depending on the age of centers and location as well as size of space within each particular center.

Oakcreek Village

        Oakcreek Village is a neighborhood shopping center in Durham, North Carolina. There are approximately 16,600 households (average household income of $60,000) and 37,000 people within a three-mile radius of the center. Estimated market rents for comparable properties are approximately $12.00-$15.00 per square foot per annum. Positive market conditions, primarily low vacancy rates and strong rent growth, have resulted in the development of New Hope Commons, a 450,000 square foot power center within two miles of Oakcreek Village. At this time, the competitive pressure of New Hope Commons has not reduced rent growth or increased vacancy in the submarket, but prolonged positive market conditions may eventually result in additional new development which, if built, will suppress rent growth and increase vacancy in the sub-market.

         Occupancy Rates at December 31:

                          Plaza del            Oakcreek
                          Amo                  Village
                          ---                  -------

         1995             95%                   100%
         1994             99%                    96%
         1993             98%                    96%
         1992             94%                    95%
         1991             92%                    94%

         Avg. Effective Rental/Sq.Ft./Year:

                          Plaza del            Oakcreek
                          Amo                  Village
                          ---                  -------

         1995             $13.40               $10.28
         1994             $13.28               $ 9.94
         1993             $13.23               $ 9.07
         1992             $13.06               $ 9.11
         1991             $13.72               $ 9.47


         Real Estate Tax/Fiscal Year:
         (Effective Rate Per $1000 of Assessed Value)

                          $11.57               $15.90
         Annual
         Taxes            $87,922              $101,106

         Tenants occupying 10% or more of rentable square footage:

                                                                Rental
         Property     Major Tenants    Sq.Ft.  Principal Bus.   Sq.Ft./Yr.       Expiration Date  Renewal Options
         --------     -------------    ------  --------------   ----------       ---------------  ---------------

         Plaza del    Albertsons       39,852  Supermarket        $6.36              10/29/06     4, 5 year Options
         Amo          Oshman's          9,930  Sporting Goods     $9.03              9/23/01      None

         Oakcreek     T.J. Maxx        31,303  Clothing Retail.   $7.62              4/30/03      None
         Village      Durham S.G.      16,034  Sporting Goods     $5.25              8/31/02      None

Lease Expirations during the next ten years:

                                 By Square Foot

               Total Sq.Ft.
 Property        Expiring      1996     1997       1998     1999      2000    2001      2002      2003    2004     2005+
 --------      ------------    ----     ----       ----     ----      ----    ----      ----      ----    ----     -----
 Plaza del
 Amo                 89,241    2,896    10,913     5,057     6,586    1,303   22,634        0         0       0    39,852
 Oakcreek
 Village            116,195   19,063    12,800    13,360     1,600    4,800    7,200   16,034    31,303       0    10,035


                                By Annual Rental


                   Total
 Property       Expirations     1996      1997       1998      1999    2000      2001       2002    2003        2004     2005+
 --------       -----------     ----      ----       ----      ----    ----      ----       ----    ----        ----     -----

 Plaza del Amo
   # of leases          23          4          6          3         4       1         4        0           0       0          1
   annual $      1,195,733     77,299    258,358    111,591   146,940  31,272   316,793        0           0       0    253,480
   annual %          100.0        6.5       21.6        9.3      12.3     2.6      26.5        0           0       0       21.2

 Oakcreek Vlg.
   # of leases          23          6          3          5         1       3         1         1          1       0          2
   annual $      1,194,050    220,317    151,160    150,088    20,800  64,320    91,200    84,179    238,529       0    173,457
   annual %          100.0       18.5       12.6       12.6       1.7     5.4       7.7       7.0       20.0       0       14.5


        A mortgage loan payable, secured by the Plaza del Amo property, is outstanding at December 31, 1995. Information concerning its principal, interest rate, amortization and maturity provisions is included in Note H to the Fund's financial statements, incorporated by reference in Item 8, Financial Statements and Supplementary Data.

        Information concerning the Fund's previously held mortgage loan receivable investment is included in Note F to the Fund's Financial Statements, and included in Item 8, Financial Statements and Supplementary Data.

        The Fund believes that its direct ownership properties are well maintained, in good repair, suitable for their intended uses and adequately covered by insurance. For additional information regarding the Fund's real estate investments see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8, Financial Statements and Supplementary Data, and Schedule XI to Item 14.

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


Item 3. Legal Proceedings

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None


                                    PART II


Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

        The Fund's shares of beneficial interest ("Shares") are traded on the American Stock Exchange (AMEX) under the symbol "VRO". The Shares have been traded on the AMEX since August 20, 1991. From July 24, 1989 to August 19, 1991, the Fund's shares were traded on the over the counter market and were quoted by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Prior to July 24, 1989, there was no trading market for the Shares. As of February 29, 1996, there were approximately 15,161 holders of record of the Fund's Shares.

        Set forth below is certain information regarding the Fund's Shares for each of the eight fiscal quarters in the two-year period ended December 31, 1995:

                                                                       Year Ended December 31,
                                                      ---------------------------------------------------------
                                                              1995                                1994
                                                              ----                                ----
                                                          Share Prices                       Share Prices
                                                      ---------------------            ------------------------
                                                        High          Low                High             Low
                                                      --------      -------            --------         -------

                   For the Quarter Ended:
                   March 31                            $4.25        $3.4375**            $8.00          $7.375
                   June 30                             $3.9375      $2.8125**            $7.25          $6.25
                   September 30                        $3.25        $2.5625**            $6.625         $5.75
                   December 31 *                       $3.50        $2.875               $7.626         $3.50

        * Liquidating dividends of $.50 and $3.69 per share were paid on December 28, 1995 and December 29, 1994, respectively.

       ** Liquidating dividends of $.05 per share were paid on April 28, July 28, and October 31, 1995.

        The tables below indicate the amount of cash dividends per share declared and paid during the years ended December 31, 1995 and 1994.

                                      Record                    Distribution
                                       Date                       Per Share
                            --------------------------         ----------------
                                     03-31-95                            $.05
                                     06-30-95                             .05
                                     09-29-95                             .05
                                     12-26-95                             .50
                                                                          ---

                            Total Distributions - 1995                   $.65
                                                                         ====


                                      Record                    Distribution
                                       Date                       Per Share
                            --------------------------         ----------------
                                     03-31-94                            $.15
                                     06-30-94                             .15
                                     09-30-94                             .15
                                     12-27-94                            3.69
                                                                         ----

                            Total Distributions - 1994                  $4.14
                                                                        =====

                 Status of Distributions                         1995              1994
                 -----------------------                         ----              ----
                 Ordinary Income                                $ .00             $ .01
                 Return of Capital                                .00               .35
                 Long-term Capital Gain                           .00               .09
                 Liquidating                                      .65              3.69
                                                                  ---              ----
                                                                 $.65             $4.14
                                                                 ====             =====
                      Total


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

Item 6. Selected Financial Data

        The information required by this Item is included on page 19 of the Fund's 1995 Annual Report to Shareholders and is incorporated herein by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this Item is included on pages 20 through 27 of the Fund's 1995 Annual Report to Shareholders and is incorporated herein by reference thereto.

Item 8. Financial Statements and Supplementary Data

        The Fund's financial statements at December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995 are included on pages 5-17 of the Fund's 1995 Annual Report to Shareholders and are incorporated herein by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None




                                    PART III


Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item with respect to Trustees is included in the Fund's definitive Proxy Statement filed with the Securities and Exchange Commission on March 15, 1996, for its Annual Meeting of Shareholders to be held on April 24, 1996, which is incorporated herein by reference thereto. (Information with respect to executive officers of the Fund is included in Item 1.)

Item 11. Executive Compensation

        The information required by this Item is included in the Fund's definitive Proxy Statement filed with the Securities and Exchange Commission on March 15, 1996 for its Annual Meeting of Shareholders to be held on April 24, 1996, which is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is included in the Fund's definitive Proxy Statement filed with the Securities and Exchange Commission on March 15, 1996 for its Annual Meeting of Shareholders to be held on April 24, 1996, which is incorporated herein by reference thereto.


Item 13. Certain Relationships and Related Transactions

        The information required by this Item is included in the Fund's definitive Proxy Statement filed with the Securities and Exchange Commission on March 15, 1996 for its Annual Meeting of Shareholders to be held on April 24, 1996, which is incorporated herein by reference thereto.

                                    PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     1. Financial Statements:

                 The following financial statements as of, and for the years ended, December 31, 1995, 1994 and 1993 are incorporated in Item 8 herein by reference from the following pages of the Fund's 1995 Annual Report to Shareholders, which is filed as an Exhibit hereto.

                                                                                                 ANNUAL REPORT
                                                                                                      PAGE NO.

         Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
         Income Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
         Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7-8
         Statements of Changes in Shareholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . . .  9
         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10-17
         Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18


        2. Financial Statement Schedules:

                 The financial statement schedules included in Part IV of this report should be read in conjunction with the Fund's financial statements incorporated by reference in Item 8 of this report.

                                                                                                     FORM 10-K
         SCHEDULE                                                                                     PAGE NO.


          XI              Real Estate and Accumulated Depreciation  . . . . . . . . . . . . . . . . . .  16-17
                          Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . 18

                 All other schedules have been omitted since the required information is presented in the financial statements, the related notes, or is not applicable.

3. Exhibits:

Exhibit No.                            Description
-----------                            -----------

   2 Plan of Liquidation and Termination, dated December 12, 1994, filed as exhibit 2 to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

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

   10.19 Purchase and Sale Agreement of the Seattle Industrial Parks, by and between AEW #105 Trust and Spieker Properties, Inc., dated September 21, 1994, filed as exhibit 10.19 to the Fund's Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

   13 1995 Annual Report to Shareholders. (With the exception of the information and data incorporated by reference in Items 6, 7, and 8 of this Annual Report on Form 10-K, no other information or data appearing in the 1995 Annual Report to Shareholders is to be deemed filed as part of this report.)

   27 Financial Data Schedule. A Financial Data Schedule for the year ended December 31, 1995, was submitted in electronic format only.

(b)           Reports on Form 8-K

                During the fourth quarter ended December 31, 1995, the Fund filed a Report on Form 8-K, dated December 15, 1995, reporting, in Item 5, the sale of its Sheffield Forest Apartment Complex investment.

                                                                     SCHEDULE XI

                          VANGUARD REAL ESTATE FUND I,
                 A SALES-COMMISSION-FREE INCOME PROPERTIES FUND
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


Description                            Oakcreek Village        Plaza del Amo
                                       ----------------        -------------
                                       Shopping Center,        Shopping Center,
                                       Durham, NC              Torrance, CA (f)                  TOTAL
                                                                                                 -----

 Encumbrances                                     None                    $2,281                  $2,281
 Initial Cost to Fund
 --------------------
 Land (000)                                     $3,100                    $6,600                  $9,700
 Buildings and Improvements (000)                7,492                     4,467                  11,959
                                               -------                   -------                 -------
 Total Acquisition Costs                       $10,592                   $11,067                 $21,659
 Costs Capitalized Subsequent to
 -------------------------------
  Acquisition
 ------------
 Improvements (000)                                588                         4                    $592
 Write-downs (a)                                  (700)                        0                    (700)
 Gross Amount at which Carried
 ------------------------------
 at Close of Period (b)
 ------------------
 Land (000)                                      2,885                     6,600                  $9,485
 Building and Improvements (000)                 7,595                     4,471                 $12,066
                                               -------                   -------                 -------
 Total (000) (c)                               $10,480                   $11,071                 $21,551
                                               =======                   =======                 =======

 Accumulated Depreciation (000) (d)             $1,492                        $0                  $1,492
 Date of Construction                             1986                      1975                       -
 Date Acquired                                   11/87                      8/95                       -
 Depreciable Life (e)                         40 years                  40 years                       -



(a) A $150,000 write down in the carrying value of the Fund's Oakcreek direct ownership investment was recorded, upon adoption of the Liquidation Plan in December 1994, to reflect the effect of its held for sale status on management's assessment of the investment's recoverability. In December 1995, a write down in the amount of $550,000 was recorded to reflect a decline in the independent appraised value of the Oakcreek property, primarily resulting from increased retail compition in its market.

(b) The aggregate cost of real estate for federal income tax purposes at December 31, 1995 was $20,284,100.

(c)  The activity in real estate is summarized as follows:




                                   --------------------------------------------------------------------------------------------
 Year ended December 31,           1995      1994       1993       1992      1991       1990       1989       1988      1987
                                   (000)     (000)      (000)      (000)     (000)      (000)      (000)     (000)      (000)
                                   --------------------------------------------------------------------------------------------
 Balance at beginning of year      $28,287    $44,222   $63,622    $63,192    $71,561   $71,304    $71,422    $10,574        $0
 Additions during the year:
   Transfers                        11,067     15,500         0          0          0         0          0          0         0
   Property purchases                    0          0         0          0          0         0          0     61,108    10,574
   Property improvements                57         14       360        430        613       257        160         60         0
 Deletions during the year:
  Sales of properties, net of      (17,304)   (30,528)  (19,704)         0     (8,962)        0          0          0         0
 write-downs
  Citadel II contingent purchase
    price refund*                        0          0         0          0        (20)        0       (278)      (320)        0

 Write-downs                          (550)      (850)        0          0          0         0          0          0         0
 Write-off of tenant improvements       (6)       (71)      (56)         0          0         0          0          0         0
                                   --------------------------------------------------------------------------------------------
 Balance at end of year            $21,551    $28,287   $44,222    $63,622    $63,192   $71,561    $71,304    $71,422   $10,574
                                   ============================================================================================

* The Fund purchased the Citadel II office building ("Citadel II") for a contract price of $19,500,000. Included in the contract price was a $1,000,000 contingent purchase price payment placed in escrow for the Fund, of which an aggregate of $618,000 was returned to the Fund by the seller at the expiration of the escrow period pursuant to the terms of the purchase and sale agreement.

(d)  Reconciliation of accumulated depreciation is summarized as follows:

     Year ended December 31,
                                      ----------------------------------------------------------------------------------------
                                      1995       1994       1993     1992      1991      1990      1989      1988       1987
                                      (000)      (000)      (000)    (000)     (000)     (000)     (000)     (000)      (000)
                                      ----------------------------------------------------------------------------------------

 Balance at beginning of year          $2,069     $4,789   $5,862    $4,557    $3,792    $2,413    $1,087        $23        $0
 Add:
  Depreciation for the year                 0        941    1,217     1,305     1,231     1,379     1,326      1,064        23
 Deduct:
  Accumulated depreciation of
   real estate sold                      (571)    (3,597)  (2,234)        0      (466)        0         0          0         0
 Write-off of tenant improvements          (6)       (64)     (56)        0         0         0         0          0         0
                                      ----------------------------------------------------------------------------------------
 Balance at end of year                $1,492     $2,069   $4,789    $5,862    $4,557    $3,792    $2,413     $1,087       $23
                                      ========================================================================================

(e) Prior to the adoption of the Liquidation Plan, depreciation on real estate owned was computed using the straight-line method over 40 years for buildings and costs incurred in conjunction with the acquisition of real estate investments were deferred and amortized on a straight-line basis over the life of the loan for mortgage loan investments and the life of the property for equity investments. Subsequent to adoption of the Liquidation Plan, no depreciation or amortization expense related to the Fund's owned real estate and acquisition costs is recognized since the Fund's real estate investments are considered to be held for sale.

(f) The Fund obtained Plaza del Amo on August 1, 1995, in lieu of foreclosure on the shared-appreciation wrap-around mortgage loan secured by the Plaza del Amo property, the Fund with the borrower retaining a residual interest in the shared appreciation feature of the mortgage, and recorded it at its then-estimated net realizable value. Information concerning the transfer is included in Note F to the Fund's Financial Statements.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES




To the Board of Trustees of
Vanguard Real Estate Fund I


Our audits of the financial statements referred to in our report dated March 8, 1996 appearing on page 18 of the 1995 Annual Report to Shareholders of Vanguard Real Estate Fund I (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included audits of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.




PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
March 8, 1996

                                   SIGNATURES




        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          VANGUARD REAL ESTATE FUND I,
                 A Sales-Commission-Free Income Properties Fund


 March 29, 1996                                  /s/ John J. Brennan
------------------------                         ----------------------------
         DATE                                    John J. Brennan
                                                 President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



 March 29, 1996                                  /s/ J. Mahlon Buck, Jr.
------------------------                         ----------------------------
         DATE                                    J. Mahlon Buck, Jr.
                                                 Trustee


 March 29, 1996                                  /s/ William S. Cashel, Jr.
------------------------                         ----------------------------
         DATE                                    William S. Cashel, Jr.
                                                 Trustee


 March 29, 1996                                  /s/ David C. Melnicoff
------------------------                         ----------------------------
         DATE                                    David C. Melnicoff
                                                 Trustee


 March 29, 1996                                  /s/ J. Lawrence Wilson
------------------------                         ----------------------------
         DATE                                    J. Lawrence Wilson
                                                 Trustee


 March 29, 1996                                  /s/ Ralph K. Packard
------------------------                         ----------------------------
         DATE                                    Ralph K. Packard
                                                 Vice President & Controller

                                 EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION                                                         PAGE NO.
-----------                       -----------                                                         --------


13                        1995 Annual Report to Shareholders  . . . . . . . . . . . . . . . . . . . . . . .  21