Form 10-Q
period 1996-03-31
VANGUARD REAL ESTATE FUND I /MA/
filed 1996-05-15
CIK 801124

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended: March 31, 1996

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission File number:  0-16785

                          VANGUARD REAL ESTATE FUND I
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

                           Yes   X          No _____

11,019,978 shares of beneficial interest outstanding as of April 30, 1996.

                                     INDEX




         Item                                                                                                               Page
         No.                                                                                                                No.
         Cover Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -
         Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1


PART I    FINANCIAL INFORMATION


         ITEM 1.   Financial Statements
         Statement of Net Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2
         Statement of Changes in Net Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2
         Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
         Income Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4
         Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5
         Statement of Changes in Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5
         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6-7

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8-11


PART II   OTHER INFORMATION

         ITEM 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12
         ITEM 2.    Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12
         ITEM 3.    Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12
         ITEM 4.    Submission of Matters to a Vote of Security Holders.  . . . . . . . . . . . . . . . . . . . . . . .     12
         ITEM 5.    Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12
         ITEM 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12



SIGNATURES            . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

                            STATEMENT OF NET ASSETS
                          (in Process of Liquidation)


                                                                                            March 31, 1996
                                                                                             ($ in 000's)
                                                                                              (unaudited)
                                                                                           -------------
ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $        309
Short-Term Investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,435
Temporary Cash Investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                35,000
Accounts Receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   231
                                                                                            -------------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                36,975
                                                                                            -------------


LIABILITIES
Due to Affiliates   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   450
Dividend Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                34,713
Accounts Payable and Accrued Expenses   . . . . . . . . . . . . . . . . . . . . . .                   500
                                                                                            -------------
TOTAL LIABILITIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                35,663
                                                                                            -------------
NET ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $  1,312
                                                                                            =============

Number of Shares Outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,019,978
                                                                                            =============

Net Assets Per Share  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $       .12
                                                                                            =============




                 STATEMENT OF CHANGES IN NET ASSETS (unaudited)
                          (in Process of Liquidation)

                                                                                              (000's)
                                                                                           -------------
NET ASSETS--going concern basis--March 27, 1996 . . . . . . . . .                                 $1,618
Adoption of liquidation basis of accounting . . . . . . . . . . .                                    (31)
Estimated interest income through expected date of liquidation  .               125
Estimated expenses through expected date of liquidation . . . . .              (400)
                                                                       ------------
  Estimated Fund net expenses through expected date of liquidation                                  (275)
                                                                                            ------------
NET ASSETS--liquidation basis--March 31, 1996   . . . . . . . . .                                 $1,312
                                                                                            ------------


The accompanying notes are an integral part of these statements.

                                 BALANCE SHEETS


                                                                      March 27, 1996
                                                                       ($ in 000's)      December 31, 1995
ASSETS                                                                 (unaudited)          ($ in 000's)
                                                                      -------------        -------------
Investments in Real Estate:
  Direct Ownership Investments:
      Land  . . . . . . . . . . . . . . . . . . . . . . . . .               --                $ 9,485
      Buildings and Improvements  . . . . . . . . . . . . . .               --                 12,066
                                                                         --------             -------
                                                                            --                 21,551
      Less--Accumulated Depreciation  . . . . . . . . . . . .               --                  1,492
                                                                         --------             -------
  Net Investment Portfolio  . . . . . . . . . . . . . . . . .               --                 20,059
Marketable Securities--REMICs . . . . . . . . . . . . . . . .               --                  1,832
Short-Term Investments:
  Vanguard Money Market Reserves-Prime Portfolio
      (1,434,637 and 1,602,632 shares, respectively)  . . . .            $  1,435               1,603
  Temporary Cash Investments  . . . . . . . . . . . . . . . .              35,000              13,981
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . .                 446                 681
                                                                         --------             -------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . .            $ 36,881             $38,156
                                                                         ========             =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage Loans    . . . . . . . . . . . . . . . . . . . . . .               --                $ 2,281
Due to Affiliates   . . . . . . . . . . . . . . . . . . . . .            $    450                 305
Dividend Payable  . . . . . . . . . . . . . . . . . . . . . .              34,713                  --
Other Liabilities   . . . . . . . . . . . . . . . . . . . . .                 100                 402
                                                                         --------             -------
TOTAL LIABILITIES   . . . . . . . . . . . . . . . . . . . . .              35,263               2,988
                                                                         --------             -------
Shares of Beneficial Interest, without par value, unlimited
  shares authorized . . . . . . . . . . . . . . . . . . . . .               --                 28,884
Undistributed Net Income  . . . . . . . . . . . . . . . . . .               1,618               6,284
                                                                         --------             -------
TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .               1,618              35,168
                                                                         --------             -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . .            $ 36,881             $38,156
                                                                         ========             =======


The accompanying notes are an integral part of these statements.

                               INCOME STATEMENTS
                                  (unaudited)

                                                                       Period Ended         Period Ended
                                                                      March 27, 1996       March 31, 1995
REAL ESTATE INCOME                                                        (000)                (000)
                                                                      -------------        -------------
Rental Income   . . . . . . . . . . . . . . . . . . . . . . . .             $   631             $  1,025
Mortgage Interest Income  . . . . . . . . . . . . . . . . . . .                   3                  306
                                                                       -------------        -------------
                                                                                634                1,331
                                                                       -------------        -------------
REAL ESTATE EXPENSES
Mortgage Interest Expense   . . . . . . . . . . . . . . . . . .                  33                   59
Real Estate Taxes   . . . . . . . . . . . . . . . . . . . . . .                  44                  102
Property Operating Expenses   . . . . . . . . . . . . . . . . .                 115                  294
Provision for Possible Losses   . . . . . . . . . . . . . . . .                  --                  400
                                                                       -------------        -------------
                                                                                192                  855
                                                                       -------------        -------------
INCOME FROM REAL ESTATE                                                         442                  476
INVESTMENT INCOME FROM SHORT-TERM
  INVESTMENTS   . . . . . . . . . . . . . . . . . . . . . . . .                 225                   56
                                                                       -------------        -------------
                                                                                667                  532
                                                                       -------------        -------------
ADMINISTRATIVE EXPENSES
  Investment Advisory Fee   . . . . . . . . . . . . . . . . . .                  26                   47
  Administrative Fee    . . . . . . . . . . . . . . . . . . . .                  24                   43
  Other Administrative Expenses   . . . . . . . . . . . . . . .                  84                  109
                                                                       -------------        -------------
                                                                                134                  199
                                                                       -------------        -------------
INCOME BEFORE NET GAIN ON SALES
  OF INVESTMENTS    . . . . . . . . . . . . . . . . . . . . . .                 533                  333
  Net Gain on Sales of Investments  . . . . . . . . . . . . . .                 630                   --
                                                                       -------------        -------------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .              $1,163              $   333
                                                                       =============        =============
Net Income Per Share:
  Income Before Net Gain on Sale of Investments   . . . . . . .                $.05                 $.03
  Net Gain on Sale of Investments   . . . . . . . . . . . . . .                 .06                   --
                                                                       -------------        -------------
Net Income Per Share  . . . . . . . . . . . . . . . . . . . . .                $.11                 $.03
                                                                       =============        =============
Weighted Average Number of Shares Outstanding   . . . . . . . .          11,019,978           11,019,978
                                                                       =============        =============



The accompanying notes are an integral part of these statements.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                       Period Ended         Period Ended
                                                                      March 27, 1996       March 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES                                      (000)                (000)
                                                                      --------------       --------------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .           $  1,163              $   333
  Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
    Provision for Possible Losses   . . . . . . . . . . . . . .                 --                  400
    Net Gain on Sales of Investments                                          (630)                  --
    Changes in Other Assets and Liabilities   . . . . . . . . .               (122)                 368
                                                                       -------------        -------------
      Net Cash Provided by Operating Activities   . . . . . . .                411                1,101
                                                                       -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Real Estate:
  Building Improvements   . . . . . . . . . . . . . . . . . . .                 --                   (4)
  Transaction Fees  . . . . . . . . . . . . . . . . . . . . . .               (220)                  --
  Principal Repayments on Marketable Securities--REMICs   . . .                 --                   55
  Proceeds From Sale of Investment--Plaza del Amo   . . . . . .             11,923                   --
  Proceeds From Sale of Investment--Oakcreek  . . . . . . . . .              9,194                   --
  Marketable Securities Sold  . . . . . . . . . . . . . . . . .              1,824                   --
                                                                       -------------        -------------

  Net Cash Provided by Investing Activities   . . . . . . . . .             22,721                   51
                                                                       -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Mortgage Principal Payments   . . . . . . . . . . . . . . . .                (20)                 (25)
  Repayment of Mortgage Loan--Plaza del Amo   . . . . . . . . .             (2,261)                  --
                                                                       -------------        -------------
      Net Cash Used In Financing Activities   . . . . . . . . .             (2,281)                 (25)
                                                                       -------------        -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS   . . . . . . . . . .             20,851                1,127
CASH AND CASH EQUIVALENTS--Beginning of Period  . . . . . . . .             15,584                3,478
                                                                       -------------        -------------
CASH AND CASH EQUIVALENTS--End of Period  . . . . . . . . . . .            $36,435               $4,605
                                                                       =============        =============



           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

                                               Shares of
                                         Beneficial Interest         Undistributed    Total Shareholders'
                                       Number          Amount          Net Income              Equity
                                                        (000)             (000)                (000)
                                  ------------------------------------------------------------------------
Balance: January 1, 1996  . .         11,019,978       $28,884            $6,284               $35,168
Net Income for the Period   .                                              1,163                 1,163
Less Liquidating Distributions                         (28,884)           (5,829)              (34,713)
                                  ------------------------------------------------------------------------
Balance: March 27, 1996 . . .         11,019,978             --           $1,618                $1,618
                                  ========================================================================


The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1. On December 12, 1994, the Fund's Board of Trustees adopted a Plan of Liquidation and Termination (the "Liquidation Plan"). The Fund's Declaration of Trust initially contemplated the liquidation of all of the Fund's investments after a period of approximately seven to twelve years following completion of its initial public offering, or between June 30, 1994, and 1999, respectively. The Trustees' decision to adopt the Liquidation Plan at this point in the Fund's initially contemplated liquidation period was driven by several factors, including real estate market conditions affecting each investment in the Fund's portfolio, and tax considerations affecting real estate investment trusts. The Liquidation Plan provides that the Fund will dispose of all of its assets, wind up its affairs, pay or adequately provide for the payment of all of its liabilities, and distribute for the benefit of its shareholders all of the Fund's assets over 24 months, in complete cancellation of all issued and outstanding shares of beneficial interest.

         As of March 27, 1996, all of the Fund's real estate investments have been sold and the Fund expects to complete the remaining liquidation activities contemplated by the Liquidation Plan by May 31, 1996. The Fund has declared a liquidating distribution of $3.15 per share payable April 30, 1996, to shareholders of record on April 22, 1996, and intends to make a final liquidating distribution, currently estimated to be $.12 per share, on or about May 31, 1996, in complete cancellation of all issued and outstanding shares of beneficial interest. As of April 30, 1996, the Fund's shares will no longer trade on the American Stock Exchange since the liquidating distribution payable on that date represents a majority of the Fund's remaining net assets.

         It is contemplated that the Fund can satisfactorily complete its liquidation and dissolution in accordance with the Liquidation Plan by May 31, 1996. However, if the Fund has not disposed of all of its assets or made provision for all of its liabilities by December 12, 1996, the Fund will form a liquidating trust, the beneficiaries of which will be the shareholders of the Fund. All assets and liabilities of the Fund not previously disposed of and discharged would be transferred to the liquidating trust. Beneficial interests in the liquidating trust would not be readily transferable.

2. The Fund's balance sheets, income statements, and statements of cash flows and of changes in shareholders' equity as of and for the period ended March 27, 1996 contained in these financial statements have been prepared on the basis of a going concern using historical cost. In December 1994, upon adoption of the Liquidation Plan, the Fund considered all of its remaining investments as held for sale and reduced the carrying value of such investments to the extent that each investment's then-current carrying value exceeded its estimated net realizable value, defined as estimated fair market value less selling costs. As of March 27, 1996, the Fund obtained binding agreements of sale and simultaneously completed the sales of its two remaining real estate investments. Accordingly, the Fund began to account for its assets and liabilities on a liquidation basis as of March 28, 1996. The principal effect of adopting the liquidation basis of accounting is that (i) all remaining assets, including an estimate for interest income to be earned on short-term investments held through the expected date of the Fund's liquidation, are stated at their estimated net realizable value and (ii) liabilities, including a provision for all estimated expenditures necessary to liquidate and dissolve the Fund pursuant to the Liquidation Plan, are stated at their estimated amounts. These financial statements include a statement of net assets as of March 31, 1996, and a statement of changes in net assets, to reflect the Fund's adoption of the liquidation basis of accounting. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Fund's Annual Report to Shareholders for the year ended December 31, 1995.

3. On March 22, 1996, the Fund sold its Plaza del Amo Shopping Center ("Plaza") for a contract price of $13,100,000. The sale generated a net gain to the Fund of $720,000, after satisfaction of a $2,261,000 mortgage loan secured by the property and a shared-appreciation payment of $1,044,000 to the former owner of Plaza. In connection with the sale, and in accordance with the terms of the Fund's amended advisory agreement, the Fund also incurred a disposition fee of $261,000, payable to its Adviser.

         In late September 1994, the Fund exercised its call right with respect to its former shared-appreciation, wrap-around mortgage loan investment secured by Plaza. As a result, the entire balance of the loan, less the unpaid balance of the senior mortgage on the Plaza property, was due and payable in late March 1995. The borrower failed to tender payment of the outstanding loan balance on the due date, resulting in a default under the terms of the loan. On August 1, 1995, the borrower transferred title to the property, in lieu of foreclosure, to the Fund with the borrower retaining a residual interest in the shared-appreciation feature of the mortgage.

         Under the original loan terms, upon repayment of the loan, both the borrower and the Fund were entitled to a share of the property's appreciation, if any, equal to 50% of Plaza's fair market value in excess of the original wrap-around loan balance of $10,646,000. In consideration for the borrower agreeing to transfer title to the Fund in lieu of foreclosure, the transfer agreement provided that, upon the Fund's ultimate sale of Plaza, the Fund would pay the borrower the greater of 2% of Plaza's net sales proceeds, as defined, or a share of Plaza's net sales proceeds in excess of the original wrap-around mortgage loan balance such that the borrower and the Fund share in the property's appreciation equally as contemplated in the original mortgage loan agreement.

         Upon transfer of title, the Fund recorded the property at its estimated fair market value less selling costs. Such costs included an estimated minimum shared-appreciation obligation guaranteed the borrower pursuant to the transfer agreement, of which $110,000 was paid to the borrower on the transfer date. Since the then-estimated net realizable value of the property received approximated the carrying value of the Fund's mortgage loan investment, no gain or loss was recorded during the year ended December 31, 1995, as a result of the Fund obtaining title to Plaza.

4. On March 27, 1996, the Fund sold its Oakcreek Village Shopping Center investment ("Oakcreek") for a contract price of $9,400,000, generating a net loss to the Fund of $82,000. This loss was in addition to previously recognized provisions for possible losses in the aggregate amount of $700,000 to write down the carrying value of Oakcreek to its then-estimated net realizable value. In connection with the sale, and in accordance with the terms of the Fund's amended advisory agreement, the Fund incurred a disposition fee of $138,000, payable to its Adviser.

5. On January 12, 1996, the Fund sold its investments in marketable securities (REMICs) for net proceeds of $1,824,000, generating a realized loss of $8,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Vanguard Real Estate Fund I, A Sales-Commission-Free Income Properties Fund (the "Fund"), a Massachusetts business trust established in 1987, is a qualified finite-life real estate investment trust ("REIT') under the Internal Revenue Code of 1986. On December 12, 1994, the Fund's Board of Trustees approved a Plan of Liquidation and Termination (the "Liquidation Plan"). The Fund's Declaration of Trust initially contemplated the liquidation of all of the Fund's investments after a period of approximately seven to twelve years following completion of its initial public offering, or between June 30, 1994, and 1999, respectively. The Trustee's decision to adopt the Liquidation Plan at this point in the Fund's initially contemplated liquidation period was driven by several factors, including real estate market conditions affecting each investment in the Fund's portfolio and tax considerations affecting real estate investment trusts. The Liquidation Plan provides that the Fund will dispose of all of its assets, wind up its affairs, pay or adequately provide for the payment of all of its liabilities and distribute for the benefit of its shareholders all of the Fund's assets over 24 months, in complete cancellation and redemption of all issued and outstanding shares of beneficial interest.

As of March 27, 1996, all of the Fund's real estate investments have been sold and the Fund expects to complete the remaining liquidation activities contemplated by the Liquidation Plan by May 31, 1996. The Fund paid a liquidating distribution of $3.15 per share on April 30, 1996, to shareholders of record on April 22, 1996, and intends to make a final liquidating distribution, currently estimated to be $.12 per share, on or about May 31, 1996, in complete cancellation of all issued and outstanding shares of beneficial interest. As of April 30, 1996, the Fund's shares ceased trading on the American Stock Exchange, since the liquidating distribution payable on that date represented a majority of the Fund's remaining net assets.

It is contemplated that the Fund can satisfactorily complete its liquidation and dissolution in accordance with the Liquidation Plan by May 31, 1996. However, if the Fund has not disposed of all of its assets and made provision for all of its liabilities by December 12, 1996, the Fund will form a liquidating trust, the beneficiaries of which will be the shareholders of the Fund. All assets and liabilities of the Fund not previously disposed of and discharged would be transferred to the liquidating trust. Beneficial interests in the liquidating trust would not be readily transferable.

The Fund's balance sheets, income statements, and statements of cash flows and of changes in shareholders' equity as of and for the period ended March 27, 1996 contained in the first quarter 1996 financial statements have been prepared on the basis of a going concern using historical cost. In December 1994, upon adoption of the Liquidation Plan, the Fund considered all of its remaining investments as held for sale and reduced the carrying value of such investments to the extent that each investment's then-current carrying value exceeded its estimated net realizable value, defined as estimated fair market value less selling costs. As of March 27, 1996, the Fund obtained binding agreements of sale and simultaneously completed the sales of its two remaining real estate investments. Accordingly, the Fund began to account for its assets and liabilities on a liquidation basis as of March 28, 1996. The principal effect of adopting the liquidation basis of accounting is that (i) all remaining assets, including an estimate for interest income to be earned on short-term investments held through the expected date of the Fund's liquidation, are stated at their estimated net realizable value and (ii) liabilities, including a provision for all estimated expenditures necessary to liquidate and dissolve the Fund pursuant to the Liquidation Plan, are stated at their estimated amounts. The first quarter 1996 financial statements include a statement of net assets as of March 31, 1996, and a statement of changes in net assets, to reflect the Fund's adoption of the liquidation basis of accounting.

On March 22, 1996, the Fund sold its Plaza del Amo Shopping Center ("Plaza") for a contract price of $13,100,000. The sale generated a net gain to the Fund of $720,000, after satisfaction of a $2,261,000 mortgage loan secured by the property and a shared-appreciation payment of $1,044,000 to the former owner of Plaza. In connection with the sale, and in accordance with the terms of the Fund's amended advisory agreement, the Fund also incurred a disposition fee of $261,000, payable to its Adviser. In late September 1994, the Fund exercised its call right with respect to its former shared-appreciation, wrap-around mortgage loan investment secured by Plaza. As a result, the entire balance of the loan, less the unpaid balance of the senior mortgage on the Plaza property, was due and payable in late March 1995. The borrower failed to tender payment of the outstanding loan balance on the due date, resulting in default under the terms of the loan. On August 1, 1995, the borrower transferred title to the property, in lieu of foreclosure, to the Fund with the borrower retaining a residual interest in the shared-appreciation feature of the mortgage. Under the original loan terms, upon repayment of the loan, both the borrower and the Fund were entitled to a share of the property's appreciation, if any, equal to 50% of Plaza's fair market value in excess of the original wrap-around loan balance of $10,646,000. In consideration for the borrower agreeing to transfer title to the Fund in lieu of foreclosure, the transfer agreement provided that, upon the Fund's ultimate sale of Plaza, the Fund would pay the borrower the greater of 2% of Plaza's net sales proceeds, as defined, or a share of Plaza's net sales proceeds in excess of the original wrap-around mortgage loan balance, such that the borrower and the Fund share in the property's appreciation equally as contemplated in the original mortgage loan agreement. Upon transfer of title, the Fund recorded the property at its estimated fair market value less selling costs. Such costs included an estimated minimum shared-appreciation obligation guaranteed the borrower pursuant to the transfer agreement, of which $110,000 was paid to the borrower on the transfer date. Since the then-estimated net realizable value of the property received approximated the carrying value of the Fund's mortgage loan investment, no gain or loss was recorded during the year ended December 31, 1995 as a result of the Fund obtaining title to Plaza.

On March 27, 1996, the Fund sold its Oakcreek Village Shopping Center investment ("Oakcreek") for a contract price of $9,400,000, generating a net loss to the Fund of $82,000. This loss was in addition to previously recognized provisions for possible losses in the aggregate amount of $700,000 to write down the carrying value of Oakcreek to its then-estimated net realizable value. In connection with the sale, and in accordance with the terms of the Fund's amended advisory agreement, the Fund incurred a disposition fee of $138,000, payable to its Adviser.

On January 12, 1996, the Fund sold its investment in marketable securities (REMICs) for net proceeds of $1,824,000, generating a realized loss of $8,000.

RESULTS OF OPERATIONS

PERIOD ENDED MARCH 27, 1996 VS. THREE MONTHS ENDED MARCH 31, 1995

The Fund had net income of $1,163,000, or $.11 per share, for the period ended March 27, 1996, as compared to net income of $333,000, or $.03 per share for the three months ended March 31, 1995. Included in 1996's net income was a $630,000 net gain on sales of investments resulting from the first quarter sales of Plaza del Amo, Oakcreek Shopping Center, and the Fund's investment in mortgage backed securities (REMICs). Included in 1995's net income was a $400,000 provision for possible losses to write down the carrying value of the Fund's Minnesota Portfolio to its then-estimated net realizable value less selling costs. Excluding the 1995 provision for possible losses and the 1996 net gain on sales of investments, net income decreased $200,000 for the period ended March 27, 1996 as compared to net income in the three months ended March 31, 1995. This decrease, as more fully described below, reflects a smaller real estate asset base and corresponding decreases in net rental income and mortgage interest income, primarily offset by decreases in mortgage interest expense, administrative expenses, and an increase in short-term investment income, in each case as compared to such items in 1995.

Net rental income (rental income less real estate taxes and property operating expenses) decreased by $157,000, or 25%, from $629,000 for the three months ended March 31, 1995 to $472,000 for the period ended March 27, 1996. This decrease was primarily due to the dispositions of the remaining buildings in the Minnesota Portfolio in July 1995 and the Sheffield Forest Apartment Complex in December of 1995, which generated for the Fund net rental income of $338,000 and $67,000, respectively, during the three months ended March 31, 1995. This decline was partially offset by $245,000 of net rental income generated for the Fund during the period ended March 27, 1996 from the Plaza del Amo investment, for which the Fund obtained title on August 1, 1995, as discussed in "Business" above.

Mortgage interest income decreased by $303,000, from $306,000 for the period ended March 27, 1995 to $3,000 for the comparable period of 1996. This decrease was primarily attributable to the Fund obtaining title to property securing the former Plaza del Amo mortgage loan investment in August 1995.

Investment income from short-term investments increased by $169,000, from $56,000 for the three months ended March 31, 1995 to $225,000 for the period ended March 27, 1996. Investment income increased in the 1996 period primarily due to an increase in the average short-term investment balance, resulting from the investment of net proceeds generated from the sales of the Sheffield Forest Apartment Complex in December 1995 and the Fund's investment in mortgage backed securities in early January 1996, as compared to such balance in the same period of 1995. Such net proceeds were included in the April 30, 1996 distribution to the Fund's shareholders.

Administrative expenses decreased by $65,000, or 33%, from $199,000 for the three months ended March 31, 1995 to $134,000 for the period ended March 27, 1996. This decrease was primarily due to lower advisory and administrative fees payable in the 1996 period, which fees are based on average invested real estate assets. The Fund's average assets invested in real estate decreased during the latter half of 1995 due to the sale of the Minnesota and Sheffield Forest investments.

LIQUIDATION AND TERMINATION

Shareholders of the Fund as of April 22, 1996 received a liquidating distribution in the amount of $3.15 per share, including substantially all of the net proceeds from the sale of the Fund's Plaza del Amo and Oakcreek investments, the final real estate assets in the Fund's portfolio. As a result, on April 30, 1996, trading of the Fund's shares on the American Stock Exchange terminated, and the Fund's stock transfer books were closed, except to the extent necessary to reflect trades made through April 30. On or about May 31, 1996, the Fund anticipates distributing to shareholders all remaining net assets of the Fund in an amount currently estimated to be approximately $.12 per share. Immediately following that distribution, the Fund will make appropriate filings to terminate its status as a Massachusetts business trust, and thereafter certificates representing shares of beneficial interest in the Fund will be null and void and of no further force or effect.

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

         Not Applicable

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits

                 27.  Financial Data Schedule
                 A Financial Data Schedule for the three months ended March 31, 1996, was submitted in electronic format only.

         (b)     Reports on Form 8-K

                 The Fund filed no reports on Form 8-K during the first quarter ended March 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Vanguard Real Estate Fund I,
                 A Sales-Commission-Free Income Properties Fund




DATE May 15, 1996                    /s/ John J. Brennan
     ------------                        ---------------
                                         John J. Brennan
                                         President & Chief Executive Officer


DATE May 15, 1996                    /s/ Ralph K. Packard
     ------------                        ----------------
                                         Ralph K. Packard
                                         Vice President & Controller